Form 10QSB
period 2006-05-31
ONLINE ORIGINALS, INC
filed 2006-07-07
CIK 1357878

As filed with the Securities and Exchange Commission on June 26, 2006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2006

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                             ONLINE ORIGINALS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


               Nevada                                        98-0479983
-------------------------------------               ----------------------------
   State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization                         Identification No.)

               RPO 163 Sorrento, British Columbia, Canada, V0E 2W0
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (604) 313-9781

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [_]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Number of shares outstanding of the registrant's class of common stock as of June 26, 2006: 2,500,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the quarter ended May 31, 2006.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS






                             ONLINE ORIGINALS, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  May 31, 2006

                                   (Unaudited)

                                                               Page

   Financial Statements:

            Balance Sheets                                              F-3

            Statements of Operations                                    F-4

            Statements of Cash Flows                                    F-5

            Statement of Stockholders' Equity                           F-6

            Notes to Financial Statements                           F-7 to F-11



                                         ONLINE ORIGINALS, INC.
                                      (A Development Stage Company)

                                             BALANCE SHEETS


                                                                                May 31, 2006        November 30, 2005
                                                                                 (unaudited)          (See Note 1)
ASSETS

 Current
    Cash                                                                    $       6,817       $       25,085
    Prepaid expenses                                                                   93                    -
                                                                           -----------------------------------------

      Total Assets                                                          $       6,910       $       25,085
                                                                           =========================================

 LIABILITIES

 Current
     Accounts payable                                                       $         130       $          765
    Accrued liabilities                                                               500                2,000
                                                                           -----------------------------------------
    Total Liabilities                                                                 630                2,765

      Commitments and Contingencies (Notes 4 and 7)

 STOCKHOLDERS' EQUITY

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          2,500,000 common shares                                                   2,500                2,500

     Additional paid-in capital                                                    22,500               22,500

 Deficit Accumulated During The Development Stage                                 (18,720)              (2,680)
                                                                           -----------------------------------------
    Total Stockholders' Equity                                                      6,280               22,320

      Total Liabilities and Stockholders' Equity                            $       6,910       $       25,085

                                                                           =========================================

           The accompanying notes are an integral part of these statements.
                                         F-3


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)


                                    STATEMENTS OF OPERATIONS

                    PERIOD FROM INCEPTION, NOVEMBER 18, 2005, TO MAY 31, 2006
                                           (Unaudited)




                                            Three month period               Six month               Cumulative amounts
                                            ended May 31, 2006         Period ended May 31,             from Date of
                                                                               2006                   Incorporation on
                                                                                                     November 18 2005 to
                                                                                                        May 31, 2006
                                      -------------------------------------------------------------------------------------
Revenue                               $                   -       $                  -         $                     -
                                      -------------------------------------------------------------------------------------


Expenses
     Organizational costs                                 -                          -                              665
     Professional fees                               13,901                     15,601                           17,601
     Office and administration                          202                        439                              454
                                      -------------------------------------------------------------------------------------
                                                     14,103                     16,040                           18,720
                                      -------------------------------------------------------------------------------------

Net Loss For The Period               $             (14,103)                   (16,040)                         (18,720)
                                      =====================================================================================


Basic And Diluted Loss Per Share      $                  Nil                        Nil                          Nil
                                      =====================================================================================

Weighted Average Number Of Shares                 2,500,000                  2,500,000                        2,464,103
Outstanding
                                      =====================================================================================





                The accompanying notes are an integral part of these statements.
                                              F-4


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)


                                    STATEMENTS OF CASH FLOWS

                    PERIOD FROM INCEPTION, NOVEMBER 18, 2005, TO MAY 31, 2006
                                           (Unaudited)


                                                                                          Cumulative amounts from
                                              Three month             Six month,           Date of Inception on
                                            period ended May         period ended        November 18, 2005 to May
                                                31, 2006             May 31, 2006                31, 2006
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss for the period          $           (14,103)                (16,040)   $                (18,720)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
     Prepaid expenses                               3,707                     (93)                        (93)
     Accounts payable and accrued
     liabilities                                   (1,870)                 (2,135)                        630
----------------------------------------------------------------------------------------------------------------------

                                                  (12,266)                (18,268)                    (18,183)
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activity
    Issuance of common shares                           -                       -                      25,000
----------------------------------------------------------------------------------------------------------------------

Increase In Cash During The Period                (12,266)                (18,268)                      6,817

Cash, Beginning Of Period
                                                   19,083                  25,085                           -
----------------------------------------------------------------------------------------------------------------------
Cash, End Of Period                   $             6,817                   6,817                       6,817
                                      ================================================================================


Supplemental Disclosure Of Cash
     Cash paid for:
         Interest                     $                 -      $                -    $                      -
         Income taxes                                   -                       -                           -
                                       ================================================================================



                The accompanying notes are an integral part of these statements.
                                              F-5


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)


                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

         For the Period from November 18, 2005 (date of inception) through May 31, 2006
                                           (Unaudited)


                                                                                                DEFICIT ACCUMULATED
                                                          CAPITAL STOCK
                                              --------------------------------------------
                                                                               ADDITIONAL            DURING THE
                                                                                 PAID-IN            DEVELOPMENT
                                                  SHARES         AMOUNT          CAPITAL               STAGE               TOTAL
                                              --------------------------------------------------------------------------------------

November 18,2005 - Shares issued for cash
  at $0.01                                        1,800,000   $     1,800   $       16,200     $             -         $     18,000
November 28, 2005 - Shares issued for cash

Net loss for the period ended November 30,
2005                                                      -             -                -              (2,680)              (2,680)
                                              --------------------------------------------------------------------------------------
Balance, November 30, 2005                        2,500,000         2,500           22,500              (2,680)              22,320

Net loss for the period ended May 31, 2006                -             -                -             (16,040)             (16,040)
                                              --------------------------------------------------------------------------------------

Balance, May 31, 2006                             2,500,000   $     2,500   $       22,500     $       (18,720)        $      6,280
                                              ==============    ==========    ===============    ====================    ===========







                The accompanying notes are an integral part of these statements.
                                              F-6

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2006
                                   (Unaudited)


1.    BASIS OF PRESENTATION

      While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited November 30, 2005 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's November 30, 2005 audited financial statements.

      The information as of November 30, 2005 is taken from the audited financial statements of that date.


2.   NATURE AND CONTINUENCE OF OPERATIONS

     a)  Organization

    The Company was incorporated in the State of Nevada, United States of America, on November 18, 2005. The Company's year end is November 30.

     b)  Development Stage Activities

         The Company is in the development stage and has not yet realized any revenues from its planned operations. Online Originals' business plan is to develop a membership based website art gallery/auction house specifically focused on displaying and selling original artwork.

         Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.


3.   SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

         a)   Organizational and Start-up Costs

              Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with SOP 98-5.

         b)   Income Taxes

              The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). SFAS

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2006
                                   (Unaudited)

              109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         c)   Basic and Diluted Loss Per Share

              In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

         d)   Estimated Fair Value of Financial Instruments

              The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

         e)   Revenue Recognition

              The company has had no revenues to date. It is the Company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

         f)   Currency

              The  functional  currency  of the  Company  is the  United  States
              Dollar.

         g)   Use of Estimates

              The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         h)   Cash and Cash Equivalents

              The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2006
                                   (Unaudited)

          i)  Concentrations

              Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At May 31, 2006 the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

         j)   Recent Accounting Pronouncements

              In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

               In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Shareholder Based Payments, that, upon implementation, will impact the Company's net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with provisions of the new standard, the Company adopted FAS 123(R) in the third quarter of 2005, and to implement it on a prospective basis.

              There were various other accounting standards and interpretations issued during 2005 and 2004, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

         k)   Other

              The Company consists of one reportable business segment.

              The Company paid no dividends during the periods presented.


4.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of

         America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations to date and must secure additional financing to commence the Company's plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to commence operations or to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

         The financial statements do not include any adjustments that might result from these uncertainties.


5.       COMMON STOCK

         The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

         On November 18, 2005, the Company issued 1,800,000 shares of common stock at a price of $0.01 for cash totalling $18,000.

         On November 28, 2005, the Company issued 700,000 shares of common stock at a price of $0.01 for cash totalling $7,000.


6.       INCOME TAXES

         The Company is subject to US federal income taxes. The Company has had no income, and therefore has paid no income tax.

         Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards. The net operating loss carry forwards expire in 2027. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
     November 30, 2005        2,680            2026             402           (402)         (402)          -
       May 31, 2006           18,720           2027           2,808        (2,808)        (2,406)          -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:



        Income tax benefit at statutory rate resulting from net operating
        loss carryforward                                                                         (15%)
        Deferred income tax valuation allowance                                                    15%
                                                                                            ------------------
        Actual tax rate                                                                            0%
                                                                                            ==================

7.       RELATED PARTY TRANSACTIONS

      The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Item 2.   Management's Plan of Operation

We incorporated as Online Originals, Inc. (hereinafter referred to as Online) on November 18th, 2005 in the State of Nevada. Our principal executive offices are located at 1240 Dieppe Road, Sorrento, British Columbia, Canada, V0E 2W0. Telephone number is (604) 313-9781. Our Company's fiscal year end is November 30.

On May 12, 2006 our Registration Statement on Form SB-2 was declared effective, enabling a registration offering of a maximum of 600,000 common shares at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions for these common shares. At present, our common shares are not posted for trading or listed on any exchange. All of our outstanding common shares are currently held by our officers and directors.

Online Originals, Inc. is a development stage company. We currently have no revenue from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

We are in the process of establishing a business, which provides members with a website where customers will be able to bid on and purchase pieces of art. Our target cliental is the artistic community and those who enjoy purchasing, learning, and discussing art. We intend to develop an online art gallery/auction house where members will be able to bid and purchase art pieces online. These art pieces will be solicited from artists, art owners, and members of the site, Online Originals' inventory as well as one-time users looking to sell a single piece through the our gallery/auction website. The website will showcase many varieties of art ranging from paintings, drawings, prints, and sculptures. We intend to bring together artists and art enthusiasts who are purely interested in art. The website will allow people to read about the artists, past sales and reviews, quality of service, and other aspects individuals want to know before doing business over the Internet. Rather than sifting through a website to find artwork or artistic pieces, this website will be strictly devoted to the display and sale of art pieces. Members will have the ability to interact with other members in an open forum or online chat room on our website. We intend to develop a community of art enthusiasts through this site that will have profiles of other members and member's comments on other sellers so individuals feel comfortable purchasing online.

We will showcase original pieces of art from unknown artists in the industry as well as established artists. Prints will also be available for individuals looking for a piece that can otherwise only be found in a gallery. We will continually add to our collection of art pieces, following the demand of the members and listening to what they are looking for.

Buyers will be able to purchase art pieces from the website using different forms of payment. We will be focusing on buyers and art collectors who are using the Internet to find what they are looking for. Members will enter the website, log into their account and see five pieces that will be featured for the week. A dialogue on the pieces giving the history and description will act as an educational tool and encourage individuals to visit the site frequently. Featured artists, periods of time, and styles will all be part of these weekly features. We believe that having these aspects on the site will boost participation and facilitate community

PLAN OF OPERATION

We are a development stage company with no operations, no revenue, no financial backing and few assets. Even though we are inadvertently classified as a shell company as defined in Rule 12b-2, we believe that we are not a shell in that we are continuing to carry out our business plan. We anticipate that we will commence revenues by our year-end.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our Form SB-2 Registration Statement filed April 18, 2006.

We do not currently have the $70,000 that is needed to fully launch our business plan, to develop the web site, produce the print media and other promotional campaigns and acquire the necessary inventory. We also have no source to supply the necessary funding if unsuccessful in raising the capital through this offering. We believe it could take up to three months to raise sufficient capital to complete the development of our business.

Milestones

Our first priority will be construction of a website. This will begin the second month after funds of at least $25,000 are received. Our development of the website will be ongoing and is expected to take 2 to 4 months costing the business initially $8,000, with a total cost of $14,000 to complete the website.

Our purchase of inventory pieces will begin within 3 months after the offering is closed. We expect that the inventory level will reach $12,000 by the beginning of the third quarter. Our inventory level will be managed closely to ensure good turnover. It is our intention to have our inventory turnover six to eight times a year. Consequently, we will do monthly evaluation of our sales to adjust the products and the quantity of each product we wish to carry in our inventory stock.

We intend to design a promotional campaign that will be effective in the artistic community giving consideration to the diversity of this community. Our website will be created as the main source of promotion and facilitation for our members. It will outline the services, description of art pieces, artists, and ordering instructions. It will also include the mission statement, brief bios on the creators and sellers of the art pieces, as well as pictures of the pieces.

The forms of promotions we intend to use will include search engine optimization, pay-per click advertising and meta-tags within the website. This process will be done side by side with the development of the website. The initial cost will come out of the marketing and promotions budget and should be approximately $13,000 during the first 6 months of operations.

In the fourth quarter, we intend to begin to use direct mail campaigns, newspaper advertisements, and magazine advertisements to promote the website. Our remaining funds in marketing and promotions will be used for this form of promotions and is intended to cost $5,000 taking the total budget for marketing and promotions to $18,000 for the year.

We plan to participate in special interest mailing lists to gain visibility among targeted audiences as well as generate traffic for the website. Special interest mailing lists are not direct lists, but instead are similar to email newsletters or on-going dialogues dedicated to special interests. E-mail messages would be sent to specific mailing lists targeting the individuals currently viewing art and showing a visible interest in art. We also plan to participate in industry related newsgroups to gain visibility and develop relationships with targeted markets.

One of our marketing strategies is to offer a membership only auction house for art buyers. Members will be offered choices of hundreds of art pieces, may view bios on the sellers, and can see the quality of the piece while shopping from the comfort of their own home.

Expenditures

The following table indicates how we intend to use these proceeds of this offering over the next 12 months if the entire $70,000 or if only 25 percent, 50 percent, 75 percent of the total offering is raised.


==========================================================================================================
 Expenditure Item                                    25%            50%           75%           100%
----------------------------------------------------------------------------------------------------------
Legal and Accounting                                    8,000          8,000         8,000         8,000
----------------------------------------------------------------------------------------------------------
Website Development                                     5,000          8,000        10,000        14,000
----------------------------------------------------------------------------------------------------------
Computers, Network, Hosting and Telecom                   500            500         4,000         7,000
----------------------------------------------------------------------------------------------------------
Marketing and Promotions                                1,500         13,000        15,500        18,000
----------------------------------------------------------------------------------------------------------
Office Furniture, Equipment and Supplies                  500            500         3,000         7,000
----------------------------------------------------------------------------------------------------------
Inventory                                               1,000          4,000        10,000        12,000
----------------------------------------------------------------------------------------------------------
Administration                                            500            500         1,500         3,000
----------------------------------------------------------------------------------------------------------
Miscellaneous                                             500            500           500         1,000
----------------------------------------------------------------------------------------------------------
Total                                                 $17,500        $35,000       $52,500       $70,000
                                                      -------        -------       -------       -------
==========================================================================================================

The above expenditure items are defined as follows:

         Legal and Accounting: This expenditure item refers to the normal legal and accounting costs associated with maintaining a publicly traded company. We expect to make these expenditures throughout the year.

         Website Development: This expense is the cost associated with the development and construction of the website. Because we will be an online art gallery/auction house the website will be the core business and without it we will not be able to carry out our business plan as outlined. Since the website will be used as the only means to provide our services, it will be given the most amount of attention. The website will be used to outline our services, introduce and display our inventory, take orders and respond to queries. It will have a members-only area where they will be able to have their own account profiles, search tools to find specific art pieces they are looking for; an open forum where members can chat online and discuss personal interests; and art in general. We intend to use these chat rooms to create "buzz" about new art works or prints to stimulate interest.

         Computers, Network, Hosting and Telecom: This expenditure refers to the mandatory costs associated with having a web-based business. Costs have been kept to a minimum to allow for greater marketing and promotions. These costs, however, will cover hosting the website for one year, telephone service for a year, and internet service for one year as well as assisting in customer service, regulatory maintenance and updating. This expenditure also includes the cost of purchasing computer equipment.

         Marketing and Promotions: This expenditure refers to the cost of setting up online marketing campaigns along with print and direct mail. Online marketing will be used as the primary source to bring traffic to the website. Google and Overture offer programs for businesses like Online whereby advertising is based on a pay per click format rather than a weekly or monthly bases. This means that the marketing and promotions that Online will be doing will be highly focused and cost effective. Print and direct mail will make up the other area of marketing and promotions and will be placed in art magazines, art stores, and art galleries and theaters.

         Office Furniture, Equipment and Supplies: This expenditure refers to items such as desks, chairs, computer software, photocopier, fax machine, telephone system, filing cabinets, office supplies and other similar office requirements

         Inventory: This expenditure item refers to the total cost of establishing product inventory for sale to the public. It is our intention to have our inventory turnover a minimum of twelve times a year. Consequently, we will do monthly evaluation of our sales to adjust the products and the quantity of each product we wish to carry in our inventory stock.

         Administration: This expense is to cover the cost of bookkeeping and other administrative costs.

         Miscellaneous: This expense refers to any miscellaneous costs that have not been otherwise listed such as bank service charges and sundry items. This amount should cover all unexpected costs not mentioned or listed in the above list. Any additional funds not used in this category will be funneled back into marketing.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development. Management has no intention of hiring employees during the first year of operations.

Should we raise the entire $70,000 from this offering together with the cash remaining after the offering expenses are paid, we believe that no further funds would be required for the operation of our business for the twelve month period following the completion of this offering.

In the event that we raise only a nominal amount of money from this offering - $25,000 or less - we will endeavor to proceed with the plan of operations by self financing from financial contributions from our founders. While the founders have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments or specific understandings, verbally or in writing, between the founders and us. If we should require additional outside funding, there are no anticipated sources of additional funds in place.


ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None.


Item 2.           Changes in Securities and Use of Proceeds

On May 12, 2006 our Registration Statement on Form SB-2, commission file number 333-133347, became effective, enabling us to offer up to 700,000 shares of common stock of our company at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.


Item  6.          Exhibits
(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

     Exhibit
     Number          Description

     3.1 Articles of Incorporation*
     3.2 By-laws*
     31.1 CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
     31.2 CERTIFICATION  OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
     32.1 CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss.1350,  SECTION 906
     32.2 CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss. 1350, SECTION 906

* Incorporated by reference to our SB2 Registration Statement, file number 333-133347, filed on April 18, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of June, 2006.


                             ONLINE ORIGINALS, INC.


Date: June 26, 2006        By: /s/ Gaye Adam
                               -------------
                           Name: Gaye Adams
                           Title: President/CEO, principal executive officer

Date: June 26, 2006        By: /s/ Gregory Adams
                               -----------------
                           Name: Gregory Adams
                           Title: Chief Financial Officer, principal financial
                           officer and principal accounting officer