Form 10QSB
period 2006-08-31
ONLINE ORIGINALS, INC
filed 2006-10-16
CIK 1357878

As filed with the Securities and Exchange Commission on October 13, 2006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 2006

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                             ONLINE ORIGINALS, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                          98-0479983
----------------------------------                 -----------------------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                           Identification No.)

               RPO 163 Sorrento, British Columbia, Canada, V0E 2W0 (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (604) 313-9781

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ___

Number of shares outstanding of the registrant's class of common stock as of October 13, 2006: 3,200,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the quarter ended August 31, 2006.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS






                             ONLINE ORIGINALS, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 August 31, 2006

                                   (Unaudited)

                                                                   Page

Financial Statements:

         Balance Sheets                                                F-3

         Statements of Operations                                      F-4

         Statements of Cash Flows                                      F-5

         Statement of Stockholders' Equity                             F-6

         Notes to Financial Statements                             F-7 to F-10



                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                         BALANCE SHEETS


                                                                               August 31, 2006      November 30, 2005
                                                                                 (unaudited)          (See Note 1)

 ASSETS

 Current
    Cash                                                                    $      71,573      $       25,085
    Prepaid expenses                                                                   93                   -
                                                                           -----------------------------------------
    Total Current Assets                                                           71,666             25,085

 Website Development Costs, net of amortization                                     3,823
                                                                           -----------------------------------------

 Total Assets                                                               $      75,489     $       25,085
                                                                           =========================================

 LIABILITIES

 Current
     Accounts payable                                                       $           0     $          765
    Accrued liabilities                                                             3,750              2,000
                                                                           -----------------------------------------
    Total Current Liabilities                                                       3,750              2,765
                                                                           -----------------------------------------

      Commitments and Contingencies (Notes 4 and 7)

 STOCKHOLDERS' EQUITY

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,200,000 and 2,500,000 common shares as at August 31, 2006 and           3,200              2,500

     Additional paid-in capital                                                    91,800             22,500

 Deficit Accumulated During the Development Stage                                 (23,261)            (2,680)
                                                                           -----------------------------------------
    Total Stockholders' Equity                                                     71,739             22,320
                                                                           -----------------------------------------

      Total Liabilities and Stockholders' Equity                            $      75,489     $       25,085

                                                                           =========================================

                        The accompanying notes are an integral part of these statements.

                                                       F-3


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)


                                    STATEMENTS OF OPERATIONS

                  PERIOD FROM INCEPTION, NOVEMBER 18, 2005, TO AUGUST 31, 2006
                                           (Unaudited)




                                            Three month period              Nine month              Cumulative amounts
                                           ended August 31, 2006        Period ended August            from Date of
                                                                             31, 2006                Incorporation on
                                                                                                    November 18 2005 to
                                                                                                      August 31, 2006
                                      ----------------------------------------------------------------------------

Revenue                               $                   -       $                  -        $               -
                                      ----------------------------------------------------------------------------


Expenses
     Amortization                                       225                        225                      225
     Organizational costs                                 -                          -                      665
     Professional fees                                4,000                     19,601                   21,601
     Office and administration                          316                        755                      770
                                      ----------------------------------------------------------------------------
                                                      4,541                     20,581                   23,261
                                      ----------------------------------------------------------------------------

Net Loss For The Period               $              (4,541)                   (20,581)                 (23,261)
                                      ============================================================================


Basic And Diluted Loss Per Share      $                 Nil                       (0.01)                  (0.01)
                                      ============================================================================


Weighted Average Number Of Shares                 2,819,565                  2,607,299                2,534,303
Outstanding
                                      ============================================================================

                   The accompanying notes are an integral part of these financial statements.

                                                      F-4


                                             ONLINE ORIGINALS, INC.
                                          (A Development Stage Company)

                                            STATEMENTS OF CASH FLOWS

                          PERIOD FROM INCEPTION, NOVEMBER 18, 2005, TO AUGUST 31, 2006
                                                   (Unaudited)


                                                  Three month           Nine month,           Cumulative amounts from
                                                  period  ended         period ended            Date of Inception on
                                                  August 31, 2006       August 31, 2006         November 18, 2005 to
                                                                                                  August 31, 2006
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net loss for the period                  $           (4,541)              (20,581)  $                 (23,261)

Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
     Amortization                                            225                   225                         225
     Prepaid expenses                                          0                   (93)                        (93)
     Accounts payable and accrued
     liabilities                                           3,120                   985                       3,750
                                              -------------------------------------------------------------------------

                                                          (1,196)              (19,464)                    (19,379)
                                              -------------------------------------------------------------------------

Cash Flows from Investing Activity
     Additions to intangibles                             (4,048)               (4,048)                     (4,048)
                                              -------------------------------------------------------------------------
     Net Cash (Used in) Investing Activities
                                                          (4,048)               (4,048)                     (4,048)
                                              -------------------------------------------------------------------------

Cash Flows From Financing Activity
    Issuance of common shares                             70,000                70,000                      95,000
                                              -------------------------------------------------------------------------

Increase (Decrease) in Cash During the                    64,756                46,488                      71,573
Period

Cash, Beginning Of Period
                                                           6,817                25,085                           -
                                              -------------------------------------------------------------------------

Cash, End Of Period                           $           71,573                71,573                      71,573
                                              =========================================================================


Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                             $                -   $                 -    $                      -
         Income taxes                                          -                     -                           -
                                              =========================================================================

                        The accompanying notes are an integral part of these statements.

                                                      F-5



                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)


                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                         AUGUST 31, 2006
                                           (Unaudited)


                                                                                         DEFICIT ACCUMULATED
                                                        CAPITAL STOCK
                                        -------------------------------------------
                                                                        ADDITIONAL            DURING THE
                                                                          PAID-IN            DEVELOPMENT
                                           SHARES         AMOUNT          CAPITAL               STAGE               TOTAL
                                        ---------------------------------------------------------------------------------------
November 18, 2005 - Shares issued for
  cash at $0.01                             1,800,000  $     1,800   $        16,200    $             -         $      18,000
November 28, 2005 - Shares issued for

Net loss for the period ended
November 30, 2005                                   -            -                 -             (2,680)               (2,680)
                                        ---------------------------------------------------------------------------------------
Balance, November 30, 2005                  2,500,000        2,500            22,500             (2,680)               22,320

July 21, 2006 - Shares issued for

Net loss for the period ended August                -            -                 -            (20,581)              (20,581)
31, 2006
                                        ---------------------------------------------------------------------------------------
Balance, August 31, 2006                    3,200,000  $     3,200   $        91,800    $       (23,261)        $      71,739
                                        ==============    ==========     ==============    ====================     ===========


        The accompanying notes are an integral part of these statements.

                                      F-6


                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2006
                                   (Unaudited)

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

         b)   Income Taxes
              The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2006
                                   (Unaudited)

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

          i)  Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website are capitalized until initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

          j)  Concentrations
              Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2006
                                   (Unaudited)

              equivalents. At August 31, 2006, the Company had $ 9,878 US Funds in deposit in a business bank account which are not insured and US equivalent $61,695 in Canadian funds in a business bank account which are insured by a Federal Government agency.

         k)   Recent Accounting Pronouncements
              In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

              There were various other accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

         l)   Other
              The Company consists of one reportable business segment.

              The Company paid no dividends during the periods presented.


4.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations to date and has losses to date of approximately $23,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure the eventual

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2006
                                   (Unaudited)

         profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

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

         On July 21, 2006, the Company issued 700,000 shares of common stock at a price of $0.10 for cash totalling $70,000.

6.       INCOME TAXES

         The Company is subject to US federal income taxes. The Company has had no income, and therefore has paid no income tax.

         Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The net operating loss carry forwards expire in 2027. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                    Estimated Tax                  Change in
                     Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
   Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
 November 30, 2005        2,680            2026             402          (402)          (402)          -
  August 31, 2006         23,261           2027           3,489        (3,489)        (3,087)          -

        Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carryforward                                              (15%)
        Deferred income tax valuation allowance                         15%
                                                                 ---------------
        Actual tax rate                                                 0%
                                                                 ===============

7.    RELATED PARTY TRANSACTIONS

      The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Item 2.   Management's Plan of Operation

We incorporated as Online Originals, Inc. (hereinafter referred to as Online) on November 18th, 2005 in the State of Nevada. Our principal executive offices are located at 2015 Eagle Bay Road, Blind Bay, British Columbia, Canada, V0E 2W0. Telephone number is (604) 313-9781. Our Company's fiscal year end is November 30.

We are in the process of establishing a business, which provides members with a website where members and customers will be able to bid on and purchase pieces of art. Our target cliental is the artistic community and those who enjoy purchasing, learning, and discussing art. We will develop an online art gallery/auction house where members will be able to bid and purchase art pieces online. These art pieces will be solicited from artists, art owners, and members of the site, Online Originals' inventory as well as one-time users looking to sell a single piece through the our gallery/auction website. The website will showcase many varieties of art ranging from paintings, drawings, prints, and sculptures. We intend to bring together artists and art enthusiasts who are purely interested in art. The website will allow people to read about the artists, past sales and reviews, quality of service, and other aspects individuals want to know before doing business over the Internet. Members will have the ability to interact with other members in an open forum or online chat room on our website. We intend to develop a community of art enthusiasts through this site that will have profiles of other members and member's comments on other sellers so individuals feel comfortable purchasing online.

We will showcase original pieces of art from unknown artists in the industry as well as established artists. Prints will also be available for individuals looking for a piece that can otherwise only be found in a gallery. We will continually add to our collection of art pieces, following the demand of the members and listening to what they are looking for.

Buyers will be able to purchase art pieces from the website using different forms of payment. We will be focusing on buyers and art collectors who are using the Internet to find what they are looking for. Members will enter the website, log into their account and see pieces that will be featured for the week. A dialogue on the pieces giving the history and description will act as an educational tool and encourage individuals to visit the site frequently. Featured artists, periods of time, and styles will all be part of these weekly features. We believe that having these aspects on the site will boost participation and facilitate community.

PLAN OF OPERATION

We are in an early development stage of operations. Even though we are inadvertently classified as a shell company as defined in Rule 12b-2, we believe that we are not a shell in that we are continuing to carry out our business plan. We anticipate that we will commence revenues in October.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; our Quarterly Report on Form 10-QSB filed on July 7, 2006, and our Registration Statement on Form SB-2 filed on April 18, 2006.

Prior to the public offering of stock, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On May 12, 2006 our Registration Statement on Form SB-2 was declared effective, enabling a registration offering of a maximum of 700,000 common shares at a price of $0.10 per share. On July 21, 2006, we accepted subscriptions for 700,000 shares from 40 investors, raising a total of $70,000. At present, our common shares are not posted for trading or listed on any exchange. 2,500,000 of 3,200,000 outstanding common shares are currently held by our officers and/or directors.

This offering placed $70,000 into our treasury, allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the twelve months commencing August 1, 2006. Because we just completed the sale of our common shares, we are only now in a position to fully implement our business plan.

We have just begun operations and anticipate the sales of memberships and inventory items before the end of October. Since incorporation, we have not been involved in any mergers, acquisitions or consolidations. We have never declared bankruptcy, been in receivership, or been involved in any legal action or proceedings. We do not have any full-time employees at the present time. We intend to operate with very limited administrative support, and our current officers and directors will continue to be responsible for all planning, developing and operational duties, without compensation, for at least the first year of operations. This will enable us to preserve capital during the early stages of company development.


Milestones

Our first priority is the construction of a website. This has begun with an initial cost of $4,048. Our development of the website will be ongoing over the next 2 to 4 months, with a total expected cost of $14,000 to complete the website. Even though we are still in the very beginning of our development of the website, in October two artists and their work are being featured. We have had expressed interest in our products and services. We are expecting revenue to begin by the end of October, 2006.

We have begun contacting both experienced and unpublished artists in order to introduce our marketing plan. In addition, we have begun developing our membership program. We have also contacted the local tourist bureau in order to market our products though their international contacts.

Our purchase of inventory pieces has begun. We have presently spent $2,697 for inventory items; including an artists proof and reproductions. These `limited edition' pieces are presently being sold at a `special events' display being held by the local tourist bureau. Tourist from around the world are expected to attend this event.

The purchase of inventory will be ongoing. We expect that the inventory level will reach $12,000 by February 2007. Our inventory level will be managed closely to ensure good turnover. It is our intention to have our inventory turnover six to eight times a year. Consequently, we will do monthly evaluation of our sales to adjust the products and the quantity of each product we wish to carry in our inventory stock.

We are designing a promotional campaign that will be effective in the artistic community giving consideration to the diversity of this community. Our website will be the main source of promotion and facilitation for our members. It will outline the services, description of art pieces, artists, and ordering instructions. It will also include the mission statement, brief bios on the creators and sellers of the art pieces, as well as pictures of the pieces.

The forms of promotions we are using will include search engine optimization, pay-per click advertising and meta-tags within the website. This process is being side by side with the development of the website. The initial cost will come out of the marketing and promotions budget and should be approximately $13,000 during the first 6 months of operations.

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


Expenditures

The following table indicates our use of proceeds from the recently closed offering over the next 12 months:

================================================================================
Expenses
--------------------------------------------------------------------------------
Legal and Accounting                                                       3,490
--------------------------------------------------------------------------------
Website Development                                                        9,952
--------------------------------------------------------------------------------
Computers, Network, Hosting and Telecom                                    7,000
--------------------------------------------------------------------------------
Marketing and Promotions                                                  18,000
--------------------------------------------------------------------------------
Office Furniture, Equipment and Supplies                                   7,000
--------------------------------------------------------------------------------
Inventory                                                                 12,000
--------------------------------------------------------------------------------
Administration                                                             2,564
-------------------------------------------------------------------------------
Miscellaneous                                                                985
--------------------------------------------------------------------------------
Total                                                                    $60,991
================================================================================

The above expenditure items are defined as follows:

         Legal and Accounting: This expenditure item refers to the normal legal and accounting costs associated with maintaining a publicly traded company. We expect to make these expenditures throughout the year.

         Website Development: This expense is the cost associated with the continuing development and construction of the website. Because we will be an online art gallery/auction house the website will be the core business. The website will outline our services, introduce and display our inventory, take orders and respond to queries. It will have a members-only area where they will be able to have their own account profiles, search tools to find specific art pieces they are looking for; an open forum where members can chat online and discuss personal interests; and art in general.

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

         Office Furniture, Equipment and Supplies: This expenditure refers to items such as desks, chairs, computer software, photocopier, fax machine, telephone system, filing cabinets, office supplies and other similar office requirements

         Inventory: This expenditure item refers to the total cost of establishing product inventory for sale to the public. It is our intention to have our inventory turnover a minimum of twelve times a year. Consequently, we will do monthly evaluation of our sales to adjust the products and the quantity of each product we wish to carry in our inventory stock. We have begun purchasing, and have taken delivery of our first inventory pieces.

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

We do not anticipate making any major purchases of capital assets in the next twelve months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next year.

We believe we have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.


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


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None.


Item 2.           Changes in Securities and Use of Proceeds

On May 12, 2006 our Registration Statement on Form SB-2, commission file number 333-133347, became effective, enabling us to offer up to 700,000 shares of common stock of our company at a price of $0.10 per share. On July 21, 2006, we accepted subscriptions for the entire offering from 40 investors, raising a total of $70,000. There were no underwriters for this offering.

We did not pay any underwriting discounts or commissions, finders' fees, or expenses to underwriters. We did not make any direct or indirect payments to directors, officers, general partners of the issue or their associates or to any persons owning 10% or more of any class of equity securities or to any affiliates.

As of the date of this Quarterly Report, there are 3,200,000 issued and outstanding shares of common stock of which 2,500,000 shares are held by our officers and directors.

We did not incur any expenses in connection with the issuance and distribution of the securities from May 12, 2006, to August 31, 2006.

The following table notes the use of proceeds for actual expenses incurred for our account from May 12, 2006 to August 31, 2006.

     Expenses           Amount of direct or indirect       Amount of direct or
                      payments to directors, officers,     indirect payments to
                           general partners, 10%                 others
                     shareholders or affiliates of the
                                  Issuer
--------------------------------------------------------------------------------
Legal and Accounting                 $ 0                       $   4,510
--------------------------------------------------------------------------------
Website Development                  $ 0                       $   4,048
--------------------------------------------------------------------------------
Administration                       $ 0                       $     436
--------------------------------------------------------------------------------
Misc costs                           $ 0                       $      15
--------------------------------------------------------------------------------
Total                                $ 0                       $   9,009
                                                                ---------
--------------------------------------------------------------------------------


The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein. See also Item 2 "Plan of Operation".


Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.


Item  6.          Exhibits

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

     Exhibit
     Number          Description

     3.1          Articles of Incorporation*
     3.2          Bylaws*
     31.1         Section 302 Certification - Chief Executive Officer
     31.2         Section 302 Certification - Chief Financial Officer
     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

* Incorporated by reference to our SB2 Registration Statement, file number 333-133347, filed on April 18, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of October, 2006.


                             ONLINE ORIGINALS, INC.


Date: October 13, 2006     By: /s/ Gaye Adams
                               --------------
                           Name: Gaye Adams
                           Title: President/CEO, principal executive officer

Date: October 13, 2006     By: /s/ Gregory Adams
                               -----------------
                           Name: Gregory Adams
                           Title: Chief Financial Officer, principal financial
                           officer and principal accounting officer