Form 10KSB
period 2006-11-30
ONLINE ORIGINALS, INC
filed 2007-03-28
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                   For the fiscal year ended November 30, 2006

                                       OR
[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                             ONLINE ORIGINALS, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                       98-0479983
-------------------------------                 ------------------------------
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



Securities registered under Section 12(b) of the Exchange Act:
             Title of each class                                       Name of each exchange on which registered
                     None                                                                None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. __Yes   _X_No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___X____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X__

Net revenues for its most recent fiscal year: $314

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of February 28, 2007: $70,000

Number of common voting shares outstanding as of February 28, 2007: 3,200,000

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

         Transitional Small Business Disclosure Format (Check one): [_] Yes
[X] No

         DOCUMENTS INCORPORATED BY REFERENCE - SB2 Registration Statement filed on April 18, 2006, and Form 10 QSB filed on October 16, 2006 and as described in this Form 10-KSB annual report.


                                TABLE OF CONTENTS

                                                                                                           Page

PART I
Item 1.  Description of Business                                                                              4
Item 2.  Description of Properties                                                                            9
Item 3.  Legal Proceedings                                                                                    9
Item 4.  Submission of Matters to a Vote of Security Holders                                                  9

PART II
Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters                                9
Item 6.  Management's Discussion and Analysis or Plan of Operation                                           12
Item 7.  Financial Statements and Supplementary Data                                                         15
Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                27

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons                                        27
Item 10. Executive Compensation                                                                              28
Item 11. Security Ownership of Certain Beneficial Owners and Management                                      29
Item 12. Interest of Management and Others in Certain Transactions                                           30
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8 -K                                    30
Item 14. Principal Accountant Fees and Services                                                              30
Signatures                                                                                                   32

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

We incorporated as Online Originals, Inc. (hereinafter referred to as Online) on November 18th, 2005 in the State of Nevada. Our principal executive offices are located at 2015 Eagle Bay Road, Blind Bay, British Columbia, Canada, V0E 2W0. Telephone number is (604) 313-9781. Our Company's fiscal year end is November 30.

We are in the process of establishing a business, which provides a website where members and customers are able to bid on and purchase pieces of art. Our target cliental is the artistic community and those who enjoy purchasing, learning, and discussing art. We are in the process of developing an online art gallery/auction house where members are able to bid and purchase art pieces online. Currently the art available are from Online Original's inventory. However, we also intend to solicit pieces from artists, art owners, and members of the site, as well as one-time users looking to sell a single piece through our gallery/auction website. The website, www.artbyonlineoriginals.com, will showcase many varieties of art ranging from paintings, drawings, prints, and sculptures. We intend to bring together artists and art enthusiasts who are purely interested in art. The website will allow people to read about the artists, past sales and reviews, quality of service, and other aspects individuals want to know before doing business over the Internet. Members will have the ability to interact with other members in an open forum or online chat room on our website. We intend to develop a community of art enthusiasts through this site that will have profiles of other members and member's comments on other sellers so individuals feel comfortable purchasing online.

As we continue to develop our website, we will showcase original pieces of art from unknown artists in the industry as well as established artists. Prints will also be available for individuals looking for a piece that can otherwise only be found in a gallery. We will continually add to our collection of art pieces, following the demand of the members and listening to what they are looking for.

Buyers are able to purchase art pieces from the website using different forms of payment. We are focusing on buyers and art collectors who are using the Internet to find what they are looking for. Members are able to enter the website, log into their account and see pieces that will be featured for the week. A dialogue on the pieces giving the history and description will act as an educational tool and encourage individuals to visit the site frequently. Featured artists, periods of time, and styles will all be part of these weekly features. We believe that having these aspects on the site will boost participation and facilitate community.

Principal Products and Services
-------------------------------
We are developing an online art gallery/auction house that allows members and users to purchase original art pieces online. We currently offer prints that are part of Online Original's inventory. Inventory pieces owned by the company have been purchased at wholesale prices in lots, to be sold at retail prices. Eventually the available artwork will include paintings, drawings, prints, and sculptures from artists, art owners and members of the site. Members of the site, one-time users and we will sell these pieces. Fees and commissions will be charged for the services we provide.

As we continue to develop our site, we will also include a member's only area where individuals will have access to educational material, special sales, and useful information about what is happening in the art community. Members will have the ability to interact with other members and sellers, giving a community feel to the website. Monthly membership fees will be charged.

The Market
----------
Our primary target market is North America, but we will be pleased to provide service to members and clients around the world. The key demographic that we are targeting will be art purchasers and art enthusiasts - individuals of all ages, races and social structures. We will market to them primarily through online marketing. Internet marketing will be used as the primary source to bring traffic to the website. Other websites offer programs for businesses whereby advertising is based on a pay per click format rather than a weekly or monthly bases. The result is that the marketing and promotions that we are doing is highly focused, and cost effective. Print and direct mail make up the other area of marketing and promotions we will place in art magazines, art stores, and art galleries and theaters.

Competition and Competitive Strategy
------------------------------------
Since we are presently unknown in the industry, our competitive position is not measurable.

There are various shops and stores that sell art. Our strategy is to make it as easy as possible for consumers to purchase art pieces without having to leave the comfort of their home. Rather than spend time going to different shops in search of a specific item, our members will have the ability to view thousands of available art pieces from their home computer.

There are many auction houses on the Internet, but few, we believe, that are focused on our same area. We intend to be differentiated from the other websites by offering services specifically to art purchasers and art enthusiasts. Members will be able to narrow their searches by artist, style and/or year. We believe this strategy will give us a competitive advantage.

Distribution
------------
Initially we will market through several key forms of advertising. The first will be through online pay-per click advertising. The cost of such advertising is based on the popularity of search words and how prominent we want our advertisement to be. We will only pay for advertising when individuals click on the advertisement. We believe this form of advertising is much more specific and cost effective than a newspaper ad or other forms of advertising.

We will do cross promotions with other websites who are targeting the same groups. By having a strong presence on the Internet, costs will remain low and cross promotions will allow our name and services to reach a wide audience.

We also plan to participate in special interest mailing lists to gain visibility among targeted audiences as well as generate traffic for the website. Special interest mailing lists are not direct lists, but instead are similar to email newsletters or on-going dialogues dedicated to special interests. We plan to send E-mail messages to specific mailing lists targeting the individuals currently viewing art and showing a visible interest in art.

We plan to participate in industry related newsgroups to gain visibility and develop relationships with targeted markets.

Finally, we will seek to create a media presence and work towards establishing a name for itself in the artistic community. Print and direct mail of marketing and promotions and will be placed in art magazines, art stores, and art galleries and theaters.

Sources and Availability of Products and Supplies
-------------------------------------------------
Our inventory will come from creative artists. These individuals will supply original art. We intend to showcase the works of art on the website for sale to other artists and buyers and will offer advertising/promotional services for new works being introduced.

Dependence on One or a Few Major Customers
------------------------------------------
We are not dependant on one or a few customers because our website will target all art purchasers and art enthusiasts who have access to the internet.

Patent, Trademark,  License & Franchise Restrictions and Contractual Obligations
--------------------------------------------------------------------------------
& Concessions
-------------
There are no inherent factors or circumstances associated with this industry, or any of the products or services that we plan to provide that would give cause for any patent, trademark or license infringements or violations. We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions. This is original art and we will recognize the artists and copy rites if and when they are necessary.

Governmental Controls and Approvals
-----------------------------------
In regards to both the retail and the customer service aspects of our business, the major area for government control or need for government approval would be local business licensing. All of the products being offered for sale will be purchased from reputable artists and suppliers and will carry the necessary government and industry standard approvals. We do not intend to promote products or services of any business that are restricted in Canada and the United States.

Existing or Probable Government Regulations
-------------------------------------------
Other than the licensing requirements discussed above, there are no other types of government regulations existing nor are we aware of any such regulations being contemplated that adversely affect our ability to operate.

Research and Development Activities and Costs
---------------------------------------------
We do not have any plans for research and development during the term of this offering.

Compliance with Environmental Laws
----------------------------------
There are no environmental laws that have been enacted, nor is there an awareness of any such laws being contemplated for the future, that address issues specific to our business.

Employees
---------
We have no employees at the present time. The officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of growth. There are no intentions of hiring employees until the business has been successfully launched and there is sufficient, reliable revenue flowing into our company from operations. The officers and directors will do whatever work is necessary to bring the business to the point of having positive cash flow. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization. In any case, management has no intention of hiring any employees during the first year of operations

Risk Related to our Business
----------------------------
You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

Our Business Plan and Concept are Unproven and the Ability to Commence
----------------------------------------------------------------------
Significant Operations is Questionable.
--------------------------------------
We are unaware of any other business that operates or has operated with the same or similar business purpose as outlined in this prospectus. We have no way to judge whether or not the business plan is viable. Therefore, an investment in our company is very risky, as the business model cannot be compared to any similar operations.

Our Failure to Secure  Additional  Financing  Will Limit our Ability to Commence
--------------------------------------------------------------------------------
Operations  and Thereafter  Continue  Operations.
------------------------------------------------
We will require financing in addition to the funds we hope to raise from the sale of shares offered under this prospectus in order to commence our operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing may have a serious effect on our ability to commence its operations or thereafter to continue operations.

Unproven Profitability Due to Lack of Operating History Makes an Investment in Our Company an Investment in an Unproven Venture. We formed the Company on November 18th 2005. As of this date, we have just begun operation, have very modest revenues, and have few assets. We have a lack of operating history, and the revenue and income potential of our business is unproven. If we cannot successfully implement the business strategies, we may not be able to generate sufficient revenues to operate profitably. Since our resources are very limited, insufficient revenues may result in termination of operations, as we cannot fund unprofitable operations, unless additional equity or debt financing is obtained.

Difficulty for Our Stockholders to Resell Their Stock Due to a Lack of Public
-----------------------------------------------------------------------------
Trading Market
--------------
There is presently no public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future. We intend to have our common stock quoted on the OTC / Bulletin Board as soon as practicable. However, there can be no assurance that our shares will be quoted on the OTC / Bulletin Board. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. If a market for our common stock does develop, stock price may be volatile.

Our Independent Auditors' Report States that there is a Substantial Doubt that
------------------------------------------------------------------------------
we will be able to Continue as a Going Concern.
----------------------------------------------
Our independent auditors Schumacher & Associates Inc., a Registered Public Accounting Firm, state in their audit report, dated March 7, 2007, and included with this prospectus, that the Company has minimal business operations to date and has losses to date of approximately $17,000, which raise substantial doubt about its ability to continue as a going concern.

Securing artists under contract, which we have not done to date, is critical to
-------------------------------------------------------------------------------
our ability to have art for sale on the Internet or in our galleries.
--------------------------------------------------------------------
Securing one or more artists under contract to sell their works through us involves a number of important steps:
        -- Establishing sufficient brand recognition to attract the attention of artists;
        -- Offering sufficient financial incentives and marketing resources as to attract appropriate artists;
        -- Successfully contracting with and keeping under contract appropriate artists together with their significant works

Identifying and contracting with appropriate artists involves the successful execution of the above steps, which requires capital and human resources. We have not made any efforts to put artists under contract to date. We may not have sufficient capital or human resources to successfully accomplish these steps. If we fail to identify, contract with and retain appropriate artists, we will not have a successful product offering and will not attract customers, without whom we will not derive revenues and will be unable to continue operations.

We must build a website  and  retail  gallery in order to be able to sell art to
--------------------------------------------------------------------------------
the public or we will not be able to derive any revenue.
-------------------------------------------------------
In order to establish these venues to market works of art we must establish;
        -- An Internet website highlighting all of our contracted artists and their works for sale;
        -- E-commerce capability on our Internet website so that we can sell art directly to online customers for delivery to their homes or offices;
        -- Retail galleries in leased locations which are appropriate to the demographics of our customers.

All of these projects are in the early stages of development and require substantial time and resources to complete. All that we have accomplished to date on our website is to launch our basic interim website, which features our current art inventory. We hope this website can generate sufficient capital to develop our planned auction and e-commerce website. In addition, we may sell our art inventory through other means in order to raise the necessary capital. This may include selling our art on e-Bay or through other galleries. Although we are in negotiations with other galleries, we currently do not have any preliminary agreement with any gallery. In addition, we currently do not have the funds to open a retail gallery.

We must acquire staff with skill sets to implement our business, or we will not
-------------------------------------------------------------------------------
be able to execute our business plan.
------------------------------------
We do not currently have the resources or staff to complete all of the projects listed above and may not develop the technical, financial or human resources to complete these projects. Without completing these projects successfully, we will not have a mechanism for revenue and we will therefore not derive any revenue. Without revenue, we will quickly consume our available cash and may be forced to cease operations.

Our Initial Reliance on the limited features of a low-budget website could result in an unsatisfactory customer experience and failure of our e-commerce model.

Failure to develop the audience or to convert the audience to purchasers will
-----------------------------------------------------------------------------
result in insufficient sales and revenue and we may not be able to sustain
--------------------------------------------------------------------------
operations.
----------
We expect that many of the same factors that will influence potential purchasers to visit our retail or online galleries will also control their purchasing. We may not be successful in achieving either of these ends without being able to:
        -- Drive collectors and investors to an auction and e-commerce Internet site which we plan to build;
        -- Sign kinds of artists and works under contract that will appeal to our customer demographic, both online customers and retail store-front customers;
        -- Establish and enhance our infrastructure to handle a large amount of artists and their artwork;
        -- Continue to research and develop precise locations for our galleries;
        -- Diversify our product offerings to appeal to a more diverse range of art collectors and investors.

Our investment in these programs will require substantial amounts of cash, which may not be available. Such expenditures will affect adversely our short-term profitability. In the interim when funds are low, we have developed a scaled-down version of our planned Internet site. We may fail to successfully implement these programs or otherwise fail to develop a qualified audience of purchasers. Such a failure would impact revenues adversely, and cause our business to suffer. Without sufficient revenues, we will be unable to fund our ongoing operations and would have to cease operations.

We may not be able to compete  effectively against dominant companies in the art
--------------------------------------------------------------------------------
gallery or the online art sales business  because we lack the equipment,  staff,
--------------------------------------------------------------------------------
strategic alliances and experience.
----------------------------------
There are numerous, well-financed competitors who offer artwork for sale through galleries and/or web sites which will directly compete with us for new artists, art collectors and art investors. Several competitors have larger staffs, more resources, more strategic alliances, more sophisticated equipment and more experience in the field of providing collectable artwork and accessories to the public than we do. These competitors include:
        --  P and C Art
        --  Herndon Galleries
        --  Galleria De Sorrento
        --  Art.com
        --  Artvest.com

We have not demonstrated that we can compete successfully against these competitors and we may not be able to in the future. If we are unable to effectively compete in the art industry, our results would be negatively affected, we may be unable to implement our plan and we might ultimately fail.

If  essential  Officers,  Ms.  Gaye Adams and Mr.  Greg  Adams,  leave  prior to
--------------------------------------------------------------------------------
securing a replacement, the company will be left without management or employees
--------------------------------------------------------------------------------
and its business operations would cease.
---------------------------------------
Our chief executive officer and secretary are entirely responsible for the development and execution of our business. They are under no contractual obligation to remain employed by us. If they should choose to leave us for any reason before we have hired additional personnel, we will fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop the body of artists, complete the website and secure retail gallery space for us. We will fail without an appropriate replacement.

Our management has no prior  experience in running an art gallery or an internet
--------------------------------------------------------------------------------
business and therefore may not be able to successfully manage the development or
--------------------------------------------------------------------------------
growth of our company in either field.
-------------------------------------
Our management has no experience in running an art gallery or an internet business. Although Gaye Adams has some limited experience in purchasing art on the open market, this experience may not be useful in purchasing art for the retail market. Both retail art and internet business present serious managerial and operational challenges. Our inexperience may cause us to make serious mistakes in the development or implementation of our business plan which could make it impossible for us to profitably purchase and offer art for sale, either in galleries or on the Internet. Our management may be unable to develop or grow a business in this field due to its inexperience.


ITEM  2.     DESCRIPTION OF PROPERTY.

Online does not own any property, real or otherwise. For the first year, we will conduct our administrative affairs from the office located in the home of our President, at no cost to our company.

We do not have any plants and have minimal equipment for the operation of our business.

We do not have any investments or interests in any real estate.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not yet held a stockholders meeting, or submitted matters to a vote of stockholders

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We are currently in the process of attempting to obtain a trading symbol under which our shares can be posted for trading on the OTC Bulletin Board. No trading symbol has yet been assigned. Therefore, a shareholder will likely be unable to resell our common shares should he or she desire to do so, until we obtain approval to trade publicly and a regular trading market develops. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans until a regular trading market develops.

Of the 3,200,000 shares of common stock outstanding as of February 15, 2007, 2,500,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933. These shares are available for resale to the public on November 28, 2006 subject to the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will equal approximately 32,000 shares; or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

We have no outstanding options or warrants, or other securities convertible into common stock.

At February 28, 2007, there were 42 shareholders of record.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Once a trading symbol is assigned, quotations on the OTCBB will reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Online Originals, Inc. has sold securities within the past three years without registering the securities under the Securities Act of 1933 on two separate occasions.

Ms. Gaye Adams purchased by subscription 1,800,000 shares of common stock from our company on November 18th, 2005 for $18,000. No underwriters were used, and no commissions or other remuneration was paid except to the company. The securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933. Ms. Adams shares continue to be subject to Rule 144 of the Securities Act of 1933.

On November 28th, 2005, a private offering was completed, under which 700,000 shares of common stock were sold by subscription at a price of $0.01 per share to one (1) shareholder for $7,000. No underwriters were used, and no commissions or other remuneration were paid except to the company. The securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933. All shareholders continue to be subject to Rule 144 of the Securities Act of 1933.

We qualified for an exemption from registration under Rule 504 in both of these issuances since it is not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, is not an investment company, it had a specific business plan at the time it sold the securities, it was not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933. Neither our company nor any person acting on its behalf offered or sold any of the securities by any form of general solicitation or general advertising. The securities sold are restricted shares; the purchasers were informed that the securities cannot be resold without the securities being registered under the Securities Act of 1933 or an exemption there from. We exercised reasonable care to assure that the purchases were not underwritten within the meaning of section 2(a) (11) of this Act including but not limited to the placement of a restrictive legend on the certificates representing the shares, and the aggregate offering price was less that $1,000,000.

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

On May 12, 2006 our Registration Statement on Form SB-2, commission file number 333-133347, became effective, enabling us to offer up to 700,000 shares of common stock of our company at a price of $0.10 per share. On July 21, 2006, we accepted subscriptions for the entire offering from 40 investors, raising a total of $70,000, less offering costs of approximately $14,500. There were no underwriters for this offering.

We did not pay any underwriting discounts or commissions, finders' fees, or expenses to underwriters. We did not make any direct or indirect payments to directors, officers, general partners of the issue or their associates or to any persons owning 10% or more of any class of equity securities or to any affiliates.

As of the date of this Form 10 KSB Annual Report, there are 3,200,000 issued and outstanding shares of common stock of which 2,500,000 shares are held by our officers and directors.

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein and as described in the annual report. See Item 1 "Description of Business" and Item 16 "Plan of Operation".

Following is the use of proceeds for actual expenses incurred for our account from May 12, 2006 to November 30, 2006 in connection with the issuance and distribution of the securities:

------------------------------------- ----------------------------------- -----------------------------------
              Expense                    Amount of direct or indirect        Amount of direct or indirect
                                        payments to directors, officers,        payments to others
                                            general partners, 10%
                                      shareholders or affiliates of the
                                                    Issuer
------------------------------------- ----------------------------------- -----------------------------------
Transfer agent                                        0                                 $1,400
------------------------------------- ----------------------------------- -----------------------------------

The costs of the offering described above were paid directly from existing working capital.

Following is a table detailing the use of net offering proceeds from the offering of the securities to November 30, 2006.

------------------------------------- ----------------------------------- -----------------------------------
              Expenses                   Amount of direct or indirect        Amount of direct or indirect
                                        payments to directors, officers,         payments to others
                                            general partners, 10%
                                      shareholders or affiliates of the
                                                    Issuer
------------------------------------- ----------------------------------- -----------------------------------
Legal and Accounting                                 $ 0                                $  16,060
------------------------------------- ----------------------------------- -----------------------------------
Inventory                                            $ 0                               $    2,660
------------------------------------- ----------------------------------- -----------------------------------
Website Development                                  $ 0                               $    4,048
------------------------------------- ----------------------------------- -----------------------------------
Administration                                       $ 0                              $       436
------------------------------------- ----------------------------------- -----------------------------------
Misc. costs                                          $ 0                               $    2,648
------------------------------------- ----------------------------------- -----------------------------------
Total                                                $ 0                                $  25,852
                                                                                        ---------
------------------------------------- ----------------------------------- -----------------------------------

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 75,000,000 shares of Common Stock, $.001 par value. At present, we are not authorized to issue any series or shares of preferred stock. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. Common stockholders are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of our Company, common stockholders are entitled to receive the net assets of our Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable. To the extent that additional common shares are issued, the relative interest of existing stockholders will likely be diluted.

Stock Purchase Warrants

None.

Stock Purchase Options

None.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We have generated only $314 in revenues from the sale of products since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB; our Quarterly Report on Form 10-QSB filed on October 13, 2006, and our Registration Statement on Form SB-2 filed on April 18, 2006.

Prior to the public offering of stock, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On May 12, 2006 our Registration Statement on Form SB-2 was declared effective, enabling a registration offering of a maximum of 700,000 common shares at a price of $0.10 per share. On July 21, 2006, we accepted subscriptions for 700,000 shares from 40 investors, raising a total of $70,000, less offering costs of approximately $14,500. At present, our common shares are not posted for trading or listed on any exchange. 2,500,000 of 3,200,000 outstanding common shares are currently held by our officers and/or directors.

This offering placed approximately $55,500 into our treasury, allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the twelve months commencing August 1, 2006.

We have just begun operations; the sale of membership and inventory items has begun. We do not have any full-time employees at the present time. We intend to operate with very limited administrative support, and our current officers and directors will continue to be responsible for all planning, developing and operational duties, without compensation, for at least the first year of operations. This will enable us to preserve capital during the early stages of company development.


Milestones

Our first priority continues to be the development of a website which will be ongoing over the next 2 to 4 months, with a total expected cost of approximately $7,000. We have begun contacting both experienced and unpublished artists in order to introduce our marketing plan. We have also begun developing our membership program and have also contacted the local tourist bureau in order to market our products though their international contacts.

Our purchase of inventory pieces has begun. The purchase of inventory will be ongoing. We expect that the inventory level will reach $12,000 by May 2007. Our inventory level will be managed closely to ensure good turnover. It is our intention to have our inventory turnover six to eight times a year. Consequently, we will do monthly evaluation of our sales to adjust the products and the quantity of each product we wish to carry in our inventory stock.

In addition to the foregoing, we are designing a promotional campaign that will be effective in the artistic community giving consideration to the diversity of this community. Our website is our main source of promotion and facilitation for our members. It outlines the services, description of art pieces, artists, and ordering instructions. It also includes the mission statement, brief bios on the creators and sellers of the art pieces, as well as pictures of the pieces.

The forms of promotions we are using will include search engine optimization, pay-per click advertising and meta-tags within the website. This process is being side by side with the development of the website. The initial cost will come out of the marketing and promotions budget and should be approximately $13,000 during the first 6 months of operations.

In September 2007, we intend to begin to use direct mail campaigns, newspaper advertisements, and magazine advertisements to promote the website. Our remaining funds in marketing and promotions will be used for this form of promotions and is intended to cost $5,000 taking the total budget for marketing and promotions to $18,000 for the year.

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


Expenditures

The following table indicates our use of proceeds from the recently closed offering over the next 12 months:

============================================================ =================
Expenses
------------------------------------------------------------ -----------------

------------------------------------------------------------ -----------------
Website Development                                                     2,808
------------------------------------------------------------ -----------------
Computers, Network, Hosting and Telecom                                 7,000
------------------------------------------------------------ -----------------
Marketing and Promotions                                               18,000
------------------------------------------------------------ -----------------
Office Furniture, Equipment and Supplies                                7,000
------------------------------------------------------------ -----------------
Inventory                                                               9,340
------------------------------------------------------------ -----------------
Total                                                                 $44,148
============================================================ =================

The above expenditure items are defined as follows:

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

Liquidity

Prior to the fiscal year end, we raised $70,000, less offering costs of approximately $14,500, from the sale of 700,000 common shares.

At November 30, 2006, we had working capital of $58,926, compared to working capital of $22,320 at November 30, 2005. At November 30, 2006, our total assets consisted of cash of $54,596, inventory of $2,660 and a prepaid expense of $6,968. This compares with total assets at November 30, 2005 consisting solely of $25,085 in cash.

At November 30, 2006, our total current liabilities, accounts payable of $798 and accrued liabilities of $4,500, increased to $5,298 from $2,765 at November 30, 2005.

We have had only $314 in revenues from inception to November 30, 2006. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans.

Results of Operations

Our company posted losses of $14,178 for the year ended November 30, 2006 compared to $2,680 for the prior period from our incorporation on November 18, 2005 to November 30, 2005. From inception to November 30, 2006 we have incurred losses of $16,858. The principal component of losses in 2006 was professional fees of $10,038, office and administration expenses of $3,109, consulting expenses of $675, and amortization of our website of $562.

As of the date of this report, our net cash balance is approximately $54,596. In addition, we have paid inventory of $2,660 as well as prepaid expenses of $6,968. Cash on hand and saleable inventory are currently our only sources of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next 12 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not expect to conduct any research and development or expect to purchase or sell any plant or significant equipment during the next twelve month period.

Other than its current officers, our company has no employees at the present time. We do not expect to hire any employees within the next twelve months.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. We do not believe that we are subject to any seasonal trends. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

Off Balance Sheet Arrangements.

None.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-16 of this Form 10-KSB, and include:

Report of Independent Registered Public Accounting Firm;

Balance Sheets;

Statements of Operations, Statements of Cash Flows, Statement of Stockholders' Equity; and

Notes to Financial Statements.

                             ONLINE ORIGINALS, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                November 30, 2006




                                                                       Page
Report of Independent Registered Public Accounting Firm                F-17

Financial Statements:

         Balance Sheets                                                F-18

         Statements of Operations                                      F-19

         Statements of Cash Flows                                      F-20

         Statement of Stockholders' Equity                             F-21

         Notes to Financial Statements                             F-22 to F-26

             Report of Independent Registered Public Accounting Firm


Board of Directors
Online Originals, Inc.

We have audited the accompanying balance sheet of Online Originals, Inc., as of November 30, 2006 and 2005, and the related statements of operations, stockholders' equity, and cash flows for the year ended November 30, 2006, the period from November 18, 2005 (inception) to November 30, 2005, and the period from November 18, 2005 (inception) to November 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Originals, Inc. as of November 30, 2006 and 2005, and the results of its operations and cash flows for the year ended November 30, 2006, the period from November 18, 2005 (inception) to November 30, 2005, and the period from November 18, 2005 (inception) to November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has minimal business operations to date and has losses to date of approximately $17,000, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ SCHUMACHER & ASSOCIATES, INC.
SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
March 7, 2007

                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)
                                         BALANCE SHEETS
                                   November 30, 2006 and 2005
                                    (Stated in U.S. Dollars)



                                                                               November 30, 2006      November 30, 2005
 ASSETS
 Current
    Cash                                                                    $       54,596       $        25,085
    ----
    Prepaid expense                                                                  6,968                     -
    ---------------
    Inventory                                                                        2,660                     -
    ---------
                                                                           ---------------------------------------------
    Total Current Assets                                                            64,224                25,085
    --------------------

 Website Development Costs, net of amortization of $562                              3,486                     -
 ------------------------------------------------------
                                                                           ---------------------------------------------
 Total Assets                                                               $       67,710       $        25,085
 ------------
                                                                           =============================================

 LIABILITIES

 Current
     Accounts payable                                                       $          798       $           765
     ----------------
    Accrued liabilities                                                              4,500                 2,000
    -------------------
                                                                           ---------------------------------------------
    Total Current Liabilities                                                        5,298                 2,765
    -------------------------
                                                                           ---------------------------------------------

Commitments and Contingencies (Notes 3 and 6)

 STOCKHOLDERS' EQUITY

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,200,000 and 2,500,000 common shares as at November 30, 2006              3,200                 2,500
          --------------------------------------------------------------

     Additional paid-in capital                                                     77,299                22,500
     --------------------------
     Accumulated comprehensive (loss)                                               (1,229)                    -
     --------------------------------
 Deficit Accumulated During the Development Stage                                  (16,858)               (2,680)
 ------------------------------------------------
                                                                           ---------------------------------------------
    Total Stockholders' Equity                                                      62,412                22,320
    --------------------------
                                                                           ---------------------------------------------

 Total Liabilities and Stockholders' Equity                                 $       67,710       $        25,085
 ------------------------------------------

                                                                           =============================================

        The accompanying notes are an integral par tof these statements
                                      F-18


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                            For the year ended November 30, 2006 and
                  For the period from November 18, 2005 (Date of Inception) to
                                   November 30, 2006 and 2005
                                    (Stated in U.S. Dollars)


                                                                                                     Cumulative amounts
                                                                         November 18, 2005         from Date of Inception
                                                Year Ended              (Date of Inception)        on November 18 2005 to
                                               November 30,                     to                    November 30, 2006
                                                   2006                  November 30, 2005
                                      -------------------------------------------------------------------------------------
Revenue                               $                 314       $                  -         $                    314
                                      -------------------------------------------------------------------------------------

Cost of Goods Sold                                      110                          -                              110
                                      -------------------------------------------------------------------------------------
                                                        204                          -                              204
                                      -------------------------------------------------------------------------------------
Expenses
     Amortization                                       562                          -                              562
     ------------
     Consulting                                         675                          -                              675
     ----------
     Office and administration                        3,109                         15                            3,124
     -------------------------
     Organizational costs                                 -                        665                              665
     --------------------
     Professional fees                               10,038                      2,000                           12,038
     -----------------
                                      -------------------------------------------------------------------------------------
                                                     14,384                      2,680                           17,064
                                      -------------------------------------------------------------------------------------

Net Loss From Operations                            (14,180)                    (2,680)                         (16,860)
                                      -------------------------------------------------------------------------------------
Other Income
     Interest Income                                      2                          -                                2

Net Loss For The Period               $             (14,178)      $             (2,680)        $                (16,858)
                                      =====================================================================================


Basic And Diluted Loss Per Share      $               (0.01)      $              Nil           $                   (0.01)
                                      =====================================================================================


Weighted Average Number Of Shares
Outstanding                                       2,735,890                  1,961,538                        2,709,259
                                      =====================================================================================

                The accompanying notes are an integral part of these statements
                                              F-19



                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                            For the year ended November 30, 2006 and
         For the period November 18, 2005 (Date of Inception) to November 30, 2006 and 2005
                                    (Stated in U.S. Dollars)



                                                                             November 18, 2005          Cumulative amounts from
                                                        Year ended          (Date of Inception)          Date of Inception on
                                                       November 30         to November 30, 2005          November 18, 2005 to
                                                           2006                                            November 30, 2006
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net loss for the period                     $          (14,178)   $           (2,680)        $                 (16,858)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
     Amortization                                               562                     -                               562
     Inventory                                               (2,660)                    -                            (2,660)
     Prepaid expenses                                        (6,968)                    -                            (6,968)
     Accounts payable and accrued liabilities
                                                              2,533                 2,765                             5,298
                                                 --------------------------------------------------------------------------------
     Cash from (Used in) Operating Activity                 (20,711)                   85                           (20,626)
     --------------------------------------
                                                 --------------------------------------------------------------------------------

Cash Flows from Investing Activity
     Additions to intangibles                                (4,048)                    -                            (4,048)
                                                 --------------------------------------------------------------------------------
     Net Cash (Used in) Investing Activities
                                                             (4,048)                    -                            (4,048)
                                                 --------------------------------------------------------------------------------

Cash Flows From Financing Activity
     Issuance of common shares                               70,000                25,000                            95,000
     Deferred offering costs                                (14,501)                    -                           (14,501)
    Foreign currency translation adjustment                  (1,229)                    -                            (1,229)
                                                 --------------------------------------------------------------------------------
    Net Cash Provided by Financing Activity                  54,270                25,000                            79,270
                                                 --------------------------------------------------------------------------------
Increase (Decrease) in Cash during the Period

                                                             29,511                25,085                            54,596

Cash, Beginning Of Period                                    25,085                     -                                 -
                                                 --------------------------------------------------------------------------------

Cash, End Of Period                              $           54,596    $           25,085         $                  54,596
                                                 ================================================================================


Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                                $                -    $                -         $                       -
         Income taxes                            $                -    $                -         $                       -
                                                 ================================================================================

        The accompanying notes are an integral part of these statements.
                                      F-20


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)
                                STATEMENT OF STOCKHOLDERS' EQUITY
         For the period from November 18, 2005 (Date of Inception) to November 30, 2006
                                    (Stated in U.S. Dollars)



                                               CAPITAL STOCK                   DEFICIT ACCUMULATED
                                                                                                     ACCUMULATED
                               -----------------------------------------------
                                                                ADDITIONAL          DURING THE            COMPRE-
                                                                  PAID-IN          DEVELOPMENT            HENSIVE
                                  SHARES          AMOUNT          CAPITAL             STAGE            INCOME (LOSS)         TOTAL
                               -----------------------------------------------------------------------------------------------------
November 18, 2005 - Shares
  issued for cash at $0.01         1,800,000  $      1,800    $       16,200   $          -       $          -        $     18,000
November 28, 2005 - Shares
  issued for cash at $0.01           700,00            700             6,300              -                  -               7,000
Net loss for the period
ended November 30, 2005                    -             -                 -         (2,680)                                (2,680)
                               -----------------------------------------------------------------------------------------------------

Balance, November 30, 2005         2,500,000         2,500            22,500         (2,680)                 -              22,320

July 21, 2006 - Shares
  issued for cash at 0.10,           700,000           700            54,799              -                  -              55,499
  net of deferred offering
  costs of $14,501

Foreign currency translation
  adjustment                               -             -                 -              -             (1,229)             (1,229)

Net loss for the period
ended November 30, 2006                    -             -                 -        (14,178)                               (14,178)
                               -----------------------------------------------------------------------------------------------------

Balance, November 30, 2006         3,200,000  $      3,200    $       77,299   $    (16,858)      $     (1,229)       $     62,412
                               ==============     ===========    =============    ===============    ================    ===========


        The accompanying notes are an integral part of these statements.
                                      F-21

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2006


1.    NATURE AND CONTINUENCE OF OPERATIONS

     a)  Organization
         The Company was incorporated in the State of Nevada, United States of America, on November 18, 2005. The Company's year end is November 30.

     b)  Development Stage Activities
         The Company is in the development stage and has realized minimal revenues from its planned operations. Online Originals' business plan is to develop a membership based website art gallery/auction house specifically focused on displaying and selling original artwork.

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


2.   SIGNIFICANT ACCOUNTING POLICIES

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

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

         d)   Estimated Fair Value of Financial Instruments
              The carrying value of the Company's financial instruments, consisting of cash, prepaid expense, inventory, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

         e)   Revenue Recognition

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2006

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

         f)   Inventory

              Inventory is stated at the lower of cost or market. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventory to its present location and condition.

         g)   Foreign Currency Translations

              The Company's uses the Canadian dollar and the U.S. dollar as its functional currency. The Company's reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

              Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date, ii) Non-monetary assets and liabilities, and equity at historical rates, and iii)Revenue and expense items at the average rate of exchange prevailing during the period.

              Gains and losses on re-measurement are included in determining net income for the period

              Translation of balances from the functional currency into the reporting currency is conducted as follows:

              Assets and liabilities at the rate of exchange in effect at the balance sheet date, ii) Equity at historical rates, and
              iii)Revenue and expense items at the average rate of exchange prevailing during the period.

              Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders' equity as a component of comprehensive income or loss.

         h)   Comprehensive Income (Loss)

              The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

         i)   Use of Estimates
              The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2006

         j)   Cash and Cash Equivalents
              The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

          k)  Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website are capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at November 30, 2006 was $562, and amortization expense for the year ended November 30, 2006 was $562. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

          l)  Concentrations
              Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At November 30, 2006, the Company had $54,596 of cash or cash equivalents which are not insured by agencies of the U.S. Government.

         m)   Recent Accounting Pronouncements
              There were various accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

         n)   Other
              The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.


     3.  BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has losses to date of approximately $17,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

4.       COMMON STOCK

          The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

          On November 18, 2005, the Company issued 1,800,000 shares of common stock at a price of $0.01 for cash totalling $18,000.

          On November 28, 2005, the Company issued 700,000 shares of common stock at a price of $0.01 for cash totalling $7,000.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2006

          On July 21, 2006, the Company issued 700,000 shares of common stock at a price of $0.10 for cash totalling $70,000. The Company incurred deferred offering costs of $14,501 related to this offering, resulting in net proceeds of $55,499.


5.       INCOME TAXES

         The Company is subject to foreign and domestic income taxes. The Company has had no income, and therefore has paid no income tax.

         Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The net operating loss carry forwards expire in various years through 2027. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
     November 30, 2005        2,680            2026             670           (670)         (670)          -
     November 30, 2006        16,858           2027           4,215                       (3,545)          -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carry forward                                             (25%)
        Deferred income tax valuation allowance                         25%
                                                                 ---------------
        Actual tax rate                                                 0%
                                                                 ===============

6.       RELATED PARTY TRANSACTIONS

      The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

7.   CONSULTING AGREEMENT

     Effective October 23, 2006, the Company entered into a non-exclusive agreement with an entity, whereby the entity would provide consulting services in exchange for $7,500 cash. In addition, in the case of a successful merger or acquisition, the entity will receive an additional fee based on the gross value of a merger. The term of the agreement is for one year. A portion of the $7,500 fee is included in prepaid expenses and will be amortized over the remainder of the term.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2006



8.   FOURTH QUARTER ADJUSTMENT

     During the fourth quarter of the fiscal year ended November 30, 2006, the Company re-evaluated its accounting treatment for $14,501 in offering costs incurred, and determined accounting for the transactions as deferred offering costs to be offset to the net proceeds of the offering, rather than expensing the costs. Factors considered included the successful raising of capital by selling the 700,000 shares in the offering for $70,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A.  Controls and procedures

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B.   Other Information

None

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

         Name                   Age          Offices Held

         Gaye Adams             49           Director, CEO, President
         Greg Adams             26           Director, CFO, Secretary, Treasurer

Gaye Adams, CEO, President, Member of the Board

Ms. Adams has served as CEO, President, and Director since November 18, 2005. The term of office is for two years and thereafter renewable on an annual basis. Ms. Adams also served as the Secretary/Treasurer from November 18th, 2005 until resignation date of November 28th, 2007. Her son, Gregory Adams is presently serving as Secretary/Treasurer and is also a member of the Board.

Ms. Adams has been self-employed for the last twenty years. She is an artist and business woman with experience in motivational speaking, teaching, sales and marketing. In 2003 Ms. Adams was given the designation of Senior Signature status with the Federation of Canadian Artists. In 2002 she was given Associate status with the Federation of Canadian Artists, and in 1998 given Signature status with the Federation of Canadian Artists. Since 1998, Ms. Adams has received awards including; Pastel Society of Canada National Exhibition, Honorable Mention (1998), Federation of Canadian Artists Faces and Figures Exhibition, Award of Excellence (1999), Pastel Society of Canada National Exhibition, Evans Cash Award (2000), Miniatures Show Federation for Canadian Artists, Award of Excellence (2001), Federation of Canadian Artists Mainland Chapter Show, Award of Excellence (2001), Spilsbury Medal Show, Honorable Mention (2002), Pastel Artists International Magazine International Competition, Finalist (2002).

Gregory Adams, CFO, Secretary/Treasurer, Member of the Board,

Mr. Adams has served as CFO, Secretary/Treasurer, and Director since November 28th, 2005. The term of his office is for two years and is thereafter renewable on an annual basis. His mother, Gaye Adams is presently serving as President and is a Member of the Board.

Mr. Adams is a recent graduate of Capilano College in British Columbia, Canada. The focus of his course was commercial animation. Prior to registering at Capilano College in January 2003, he received diplomas for life drawing and portraiture courses at Vancouver Academy of Art in 2002, and completed part time drawing courses at Capilano College, in December 2001. Mr. Adams completed his senior secondary education in Salmon Arm, British Columbia in June 2001.

Mr. Adams has computer experience using Windows 98/ME/XP, Adobe After Effects, Adobe Photoshop CS 2, Kinetix 3D Studio Max 3.0+, Macromedia Flash MX & Flash MX 2004, and Adobe Premiere 6.0.He is currently developing a Flash based website to showcase his portfolio. Since April 2006, Mr Adams has been employed with Studio B, as an animator, in Vancouver, BC.

Family Relationships

Greg Adams, who is currently serving as CFO, is an officer, director and shareholder of the company. He is the son of Ms. Gaye Adams, who is serving as CEO of the company. Ms. Adams is also an officer, director and shareholder of the company.

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We have only recently commenced operations. We expect to implement a Code of Ethics during the current fiscal year.

ITEM 10.     EXECUTIVE COMPENSATION.

The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on behalf of our Company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our Company.

Employment Agreements

We do not have written employment agreements with any of our key employees.

Audit Committee

Presently the Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and are seeking potential independent directors. We are seeking experienced business people and plan to appoint an individual qualified as an audit committee financial expert.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of February 28, 2007 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of February 15, 2007, there were 3,200,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of February 28, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group.


=============|=======================================================|=================|=============
Title of     |Name and Address of Beneficial Owner                   |Amount and       |
Class        |                                                       |Nature of        |Percent   of
             |                                                       |Beneficial       |Class1
             |                                                       |Ownership        |
-------------|-------------------------------------------------------|-----------------|-------------
Common       |Gaye Adams                                             |   1,800,000     |   56.25%
             |CEO, President & member of the Board of Directors      |                 |
             |1240 Dieppe Road                                       |                 |
             |Sorrento, British Columbia, Canada, V0E 2W0            |                 |
-------------|-------------------------------------------------------|-----------------|-------------
Common       |Greg Adams                                             |    700,000      |  21.875%
-------------|-------------------------------------------------------|-----------------|-------------
Common       |Directors and officers as a group                      |   2,500,000     |  78.125%
=============|=======================================================|=================|=============

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1)

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any founder, director, executive officer, shareholder of our company or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On November 18th, 2005, Gaye Adams, who is the founder of our company and a member of the board of directors, purchased by subscription 1,800,000 shares of common stock at a price of $0.01 per share for a total of $18,000.

The only other officer and director, Mr. Greg Adams, purchased 700,000 shares of our company common stock on November 28th, 2005, in a private offering price of $0.01 per share for a total of $7,000.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933. All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied the exemption from registration since we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers were Directors and Officers of our Company.

ITEM 13.     EXHIBITS.

         Exhibit Index

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

* Incorporated by reference to our SB2 Registration Statement, file number 333-133347, filed on April 18, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended November 30, 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year ended November 30, 2006, were $2,000, and $2,250, respectively.

Audit Related Fees.

We incurred nil fees to auditors for audit related fees during the fiscal year ended November 30, 2006 and 2005.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended November 30, 2006 and 2005

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended November 30, 2006 and 2005.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March, 2007.


                                       ONLINE ORIGINALS, INC.


Date: March 23, 2007                   By: /s/ Gaye Adams
                                           --------------

                                       Name: Gaye Adams
                                       Title: President/CEO, principal executive officer, & Director



Date: March 23, 2007                    By: /s/ Gregory Adams
                                            -----------------

                                        Name: Gregory Adams
                                        Title: Chief Financial Officer,
                                        principal financial officer and
                                        principal accounting officer, &
                                        Director