Form 10QSB
period 2007-02-28
ONLINE ORIGINALS, INC
filed 2007-04-19
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended February 28, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares outstanding of the registrant's class of common stock as of April 16, 2007: 3,200,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the quarter ended February 28, 2007.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS






                             ONLINE ORIGINALS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                February 28, 2007




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

         Statements of Cash Flows                                        F-5

         Statement of Stockholders' Equity                               F-6

         Notes to Financial Statements                               F-7 to F-11


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)


                                                                      February 28, 2007      November 30, 2006
                                                                        (Unaudited)           (See Note 1)
ASSETS

Current
   Cash                                                           $       33,076       $        54,596
   Prepaid expense                                                         5,093                 6,968
   Inventory                                                               2,660                 2,660
                                                                 ----------------------------------------
   Total Current Assets                                                   40,829                64,224

Computer Equipment, net of depreciation $93                                6,743                     -
Website Development Costs, net of amortization of $900                     3,148                 3,486
                                                                 ----------------------------------------

Total Assets                                                      $       50,720       $        67,710

                                                                 ========================================

LIABILITIES

Current
    Accounts payable                                              $            -       $           798
   Accrued liabilities                                                     6,297                 4,500
                                                                 ----------------------------------------
   Total Current Liabilities                                               6,297                 5,298
                                                                 ----------------------------------------

Commitments and Contingencies (Notes 4 and 7)

STOCKHOLDERS' EQUITY

Capital Stock
    Authorized:
        75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
         3,200,000 common shares                                           3,200                 3,200
    Additional paid-in capital                                            77,299                77,299
    Accumulated comprehensive (loss)                                      (2,706)               (1,229)
Deficit Accumulated During the Development Stage                         (33,370)              (16,858)
                                                                 ----------------------------------------
   Total Stockholders' Equity                                             44,423                62,412
                                                                 ----------------------------------------

Total Liabilities and Stockholders' Equity                        $       50,720       $        67,710

                                                                 ========================================

        The accompanying notes are an integral part of these statements.



                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)
                                  -----------------------------

                                INTERIM STATEMENTS OF OPERATIONS

         For the period from November 18, 2005 (Date of Inception) to February 28, 2007
                                           (unaudited)



                                                                                                  Cumulative amounts
                                                                                                from Date of Inception
                                            Three-month period         Three-month period       on November 18 2005 to
                                            ending February 28,       ending February 28,          February 28, 2007
                                                   2007                       2006
                                      ---------------------------------------------------------------------------------

Revenue                               $                   -       $                -        $                    314
                                      ---------------------------------------------------------------------------------

Cost of Goods Sold                                        -                        -                             110
                                      ---------------------------------------------------------------------------------
                                                          -                        -                             204
                                      ---------------------------------------------------------------------------------
Expenses
     Amortization                                       431                        -                             993
     Consulting                                       1,875                        -                           2,550
     Office and administration                          814                      237                           3,939
     Organizational costs                                 -                        -                             665
     Marketing                                        8,462                        -                           8,462
     Professional fees                                4,930                    1,700                          16,967
                                      ---------------------------------------------------------------------------------
                                                     16,512                    1,937                          33,576
                                      ---------------------------------------------------------------------------------

Net Loss From Operations                            (16,512)                  (1,937)                        (33,372)
                                      ---------------------------------------------------------------------------------
Other Income
     Interest Income                                      -                        -                               2

Net Loss For The Period               $             (16,512)      $           (1,937)       $                (33,370)
                                      =================================================================================


Basic And Diluted Loss Per Share
                                      $               (0.01)      $              Nil        $                  (0.01)
                                      =================================================================================


Weighted Average Number Of Shares
Outstanding                                       3,200,000                  2,500,000                     2,804,283
                                      =================================================================================


                The accompanying notes are an integral part of these statements.


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF CASH FLOWS
                                --------------------------------

            For the period November 18, 2005 (Date of Inception) to February 28, 2007
                                           (unaudited)


                                                                                                     Cumulative amounts
                                                       Three month            Three month               from Date of
                                                       period ended           period ended              Inception on
                                                       February 28,        February 28, 2006        November 18, 2005 to
                                                           2007                                       February 28, 2007
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net loss for the period                     $          (16,512)   $           (1,937)     $               (33,370)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
     Amortization                                               431                     -                          993
     Inventory                                                    -                     -                       (2,660)
     Prepaid expenses                                         1,875                (3,800)                      (5,093)
     Accounts payable and accrued liabilities                   998                  (265)                       6,297
                                                 ------------------------------------------------------------------------

     Cash from (Used in) Operating Activity                 (13,208)               (6,002)                     (33,833)
                                                 ------------------------------------------------------------------------
Cash Flows from Investing Activity
     Additions to fixed assets                               (6,836)                    -                      (10,884)
                                                 ------------------------------------------------------------------------

     Net Cash (Used in) Investing Activities                 (6,836)                    -                      (10,884)
                                                 ------------------------------------------------------------------------
Cash Flows From Financing Activity
    Issuance of common shares                                     -                     -                       95,000
    Deferred offering costs                                       -                     -                      (14,501)
    Foreign currency translation adjustment                  (1,476)                    -                       (2,706)
                                                 ------------------------------------------------------------------------
    Net Cash Provided by Financing Activity                  (1,476)                    -                       77,793
                                                 ------------------------------------------------------------------------

Increase (Decrease) in Cash during the Period               (21,520)               (6,002)                     (33,076)

Cash, Beginning Of Period                                    54,596                25,085                            -
                                                 ------------------------------------------------------------------------

Cash, End Of Period                              $           33,076    $           19,083      $                33,076
                                                 ========================================================================

Supplemental Disclosure Of Cash Flow
Information
     Cash paid for:
         Interest                                $                -    $                -      $                     -
         Income taxes                            $                -    $                -      $                     -
                                                 ========================================================================

      The accompanying notes are an integral part of these financial statements.


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                            INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                            -----------------------------------------

             For the Period from November 18, 2005 (inception) to February 28, 2007
                                           (unaudited)



                                               CAPITAL STOCK                        DEFICIT
                                                                                  ACCUMULATED         ACCUMULATED
                                                                ADDITIONAL         DURING THE           COMPRE-
                                                                  PAID-IN         DEVELOPMENT           HENSIVE
                                  SHARES          AMOUNT          CAPITAL            STAGE           INCOME (LOSS)         TOTAL
November 18, 2005 --
  Shares issued for cash
  at $0.01                         1,800,000  $      1,800    $       16,200   $             -     $             -     $     18,000
November 28, 2005 --
  Shares issued for cash
  at $0.01                           700,000           700             6,300                 -                   -            7,000

Net loss for the period
  ended November 30, 2005                  -             -                 -            (2,680)                              (2,680)
                               -----------------------------------------------------------------------------------------------------
Balance, November 30, 2005         2,500,000         2,500            22,500            (2,680)                  -           22,320
                               -----------------------------------------------------------------------------------------------------

July 21, 2006 - Shares
issued for cash at 0.10, net
of deferred offering costs           700,000           700            54,799                 -                   -           55,499
of $14,501

Foreign currency
   translation adjustment                  -             -                 -                 -              (1,229)          (1,229)

Net loss for the period
ended November 30, 2006                    -             -                 -           (14,178)                             (14,178)
                               -----------------------------------------------------------------------------------------------------
Balance, November 30, 2006         3,200,000         3,200            77,299           (16,858)             (1,229)          62,412
                               -----------------------------------------------------------------------------------------------------
Foreign currency
translation adjustment                     -             -                 -                 -              (1,477)          (1,477)

Net loss for the period                    -             -                 -           (16,512)                             (16,512)

Balance, February 28, 2007         3,200,000  $      3,200    $       77,299   $       (33,370)    $        (2,706)    $     44,423
                               =====================================================================================================

                        The accompanying notes are an integral part of these statements.

                                                      F-6


                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                FEBRUARY 28, 2007
                                   (Unaudited)


1.    UNAUDITED STATEMENTS

         White the information presented in the accompanying interim financial statements in unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited November 30, 2006 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements for the year ended November 30, 2006, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The information as of November 30, 2006 is taken from the audited financial statements of that date.


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

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                FEBRUARY 28, 2007
                                   (Unaudited)

              Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                FEBRUARY 28, 2007
                                   (Unaudited)

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

         k)   Equipment
              Property and equipment are recorded at cost and depreciated over their estimated useful lives. The Company uses the straight-line method of depreciation

              A summary of the estimated useful lives follows:
                  Computer equipment                          3 years

          l)  Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website are capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at February 28, 2007 was $900, and amortization expense for the year ended November 30, 2006 was $562. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

          m)  Concentrations
              Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At February 28, 2007, the Company had $12,660 US Funds in deposit in a business bank account which is not insured and US equivalent of $20,416 in Canadian funds in a business bank account which are insured by a Federal Government agency.

         n)   Recent Accounting Pronouncements
              There were various accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

         o)   Other
              The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.


     4.  BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has losses to date of approximately $33,370. These matters raise

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                FEBRUARY 28, 2007
                                   (Unaudited)

         substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.


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


     6.  INCOME TAXES

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
     November 30, 2005        2,680            2026             670           (670)         (670)          -
     November 30, 2006        16,858           2027           4,215                       (3,545)          -
     February 28, 2007        33,370           2028           8,343                       (4,128)          -

        Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                FEBRUARY 28, 2007
                                   (Unaudited)


        Income tax benefit at statutory rate resulting
        from net operating loss carry forward                         (25%)
        Deferred income tax valuation allowance                        25%
                                                                ----------------
                                                                ----------------
        Actual tax rate                                                0%
                                                                ================


7.   RELATED PARTY TRANSACTIONS

      The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

8.   CONSULTING AGREEMENT

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

Item 2.   MANAGEMENT'S PLAN OF OPERATIONS

We incorporated as Online Originals, Inc. (hereinafter referred to as Online) on November 18th, 2005 in the State of Nevada. Our principal executive offices are located at 2015 Eagle Bay Road, Blind Bay, British Columbia, Canada, V0E 2W0. Telephone number is (604) 313-9781. Our Company's fiscal year end is November 30.

We are in the process of establishing a business, which provides a website where members and customers are able to bid on and purchase pieces of art. Our target cliental is the artistic community and those who enjoy purchasing, learning, and discussing art. We are in the process of developing an online art gallery/auction house where members are able to bid and purchase art pieces online. Currently the art available is from Online Original's inventory. However, we also intend to solicit pieces from artists, art owners, and members of the site, as well as one-time users looking to sell a single piece through our gallery/auction website. The website, www.artbyonlineoriginals.com, will showcase many varieties of art ranging from paintings, drawings, prints, and sculptures. We intend to bring together artists and art enthusiasts who are purely interested in art. The website will allow people to read about the artists, past sales and reviews, quality of service, and other aspects individuals want to know before doing business over the Internet. Members will have the ability to interact with other members in an open forum or online chat room on our website. We intend to develop a community of art enthusiasts through this site that will have profiles of other members and member's comments on other sellers so individuals feel comfortable purchasing online.

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

Plan of Operation

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB filed March 5, 2007; our Quarterly Report on Form 10-QSB filed on October 13, 2006, and our Registration Statement on Form SB-2 filed on April 18, 2006.

We have generated only $314 in revenues from the sale of products since the inception of our company. The following should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

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

We have begun operations; the sale of membership and inventory items has begun. We do not have any full-time employees at the present time. We will continue to operate with very limited administrative support, and our current officers will continue to be responsible for all planning, developing and operational duties, without compensation, for at least to the end of the first year of operations. This will enable us to preserve capital during the early stages of company development.


Milestones

We are continuing the development of our website which will be ongoing over the next 2 to 4 months. Our website is our main source of promotion and facilitation for our members. It outlines the services, description of art pieces, artists, and ordering instructions. It also includes brief bios on the creators and sellers of the art pieces, as well as pictures of the pieces

Our purchase of inventory pieces has begun and will be ongoing. We expect that the inventory level will reach $12,000 by June 2007. Our inventory level will be managed closely to ensure good turnover. It is our intention to have our inventory turnover six to eight times a year. Consequently, we will do monthly evaluation of our sales to adjust the products and the quantity of each product we wish to carry in our inventory stock.

We have begun contacting both experienced and unpublished artists in order to introduce our marketing plan. We have also begun developing our membership program and have also contacted the local tourist bureau in order to market our products though their international contacts.

In addition to the foregoing, we are designing a promotional campaign that will be effective in the artistic community giving consideration to the diversity of this community. The initial costs are $8,462 and are expected to reach approximately $13,000 during the first 6 months of operations. We have also spent $6,836 on computers and related equipment.

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

Expenditures

The following table indicates our use of proceeds from the recently closed offering over the next 9 months:

==============================================================================
Expenses
------------------------------------------------------------------------------
Computers, Network, Hosting and Telecom                                  3,074
------------------------------------------------------------------------------
Marketing and Promotions                                                 9,538
------------------------------------------------------------------------------
Inventory                                                                9,340
------------------------------------------------------------------------------
Total                                                                  $21,952
==============================================================================

The above expenditure items are defined as follows:

         Computers, Network, Hosting and Telecom: This expenditure refers to the mandatory costs associated with having a web-based business. Costs have been kept to a minimum to allow for greater marketing and promotions. These costs, however, will cover hosting the website for one year, telephone service for a year, and internet service for one year as well as assisting in customer service, regulatory maintenance and updating. Computer equipment has been purchased.

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

         Inventory:   This expenditure item  refers to  the total cost of estab-
         lishing product inventory for sale to the public. We have begun purchasing, and have taken delivery of our first inventory pieces.


We do not anticipate making any major purchases of capital assets, or conducting any research and development in the next twelve months. Our current corporate employee count is expected to remain the same for the next year.

We believe we have sufficient cash resources to satisfy our needs to the end of November. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Management Discussion and Analysis

At February 28, 2007, we had working capital of $34,532, compared to working capital of $58,926 at November 30, 2006. At February 28, 2007 our total assets consisted of cash of $33,076, prepaid expenses of $5,093, inventory of $2,660 and capital assets of $9,891. This compares with total assets at November 30, 2006 consisting of cash of $54,596, prepaid expenses of $6,968, inventory of $2,660, and capital assets of $3,486.

At February 28, 2007, our total current liabilities increased to $6,297 from $5,298 at November 30, 2006.

We have had $316 in revenue from inception. Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Result of Operations

Our company posted losses of $16,512 for the quarter ended February 28, 2007 compared to $1,937 for the quarter ended February 28, 2006. From inception to February 28, 2007 we have incurred losses of $33,370. The principal components of losses were professional fees of $16,967, marketing costs of $8,462, office and administration expenses of $3,939, consulting fees of $2,550, amortization of $993, organizational costs of $665 and cost of good sold of $110.

As of the date of this report, our net cash balance is approximately $30,026. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next 9 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if require, will be available to our company or on acceptable terms.

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


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None.


Item 2.           Changes in Securities and Use of Proceeds

There have not been any changes in our securities since filing our last Annual Report on Form 10-KSB to November 30, 2006, as file March 5, 2007.

As previously reported, on May 12, 2006 our Registration Statement on Form SB-2, commission file number 333-133347, became effective, enabling us to offer up to 700,000 shares of common stock of our company at a price of $0.10 per share. On July 21, 2006, we accepted subscriptions for the entire offering from 40 investors, raising a total of $70,000, less offering costs of approximately $14,500. There were no underwriters for this offering.

As of the date of this Quarterly Report on Form 10-QSB, there are 3,200,000 issued and outstanding shares of common stock of which 2,500,000 shares are held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from May 12, 2006 to February 28, 2007 in connection with the issuance and distribution of the securities:

--------------------------------------------------------------------------------
    Expense           Amount of direct or indirect        Amount of direct or
                    payments to directors, officers,      indirect payments to
                         general partners, 10%                  others
                    shareholders or affiliates of the
                                 Issuer
--------------------------------------------------------------------------------
Transfer agent                             0                       $1,854
--------------------------------------------------------------------------------

The costs of the offering described above were paid directly from existing working capital.

The following table notes the use of proceeds for actual expenses incurred for our account from May 12, 2006 to February 28, 2007. This chart is detailing the use of net offering proceeds from the offering of the securities.


              Expenses                   Amount of direct or indirect        Amount of direct or indirect
                                        payments to directors, officers,          payments to others
                                            general partners, 10%
                                      shareholders or affiliates of the
                                                    Issuer
---------------------------------------------------------------------------------------------------------

Legal and Accounting                                 $ 0                                $  20,990
---------------------------------------------------------------------------------------------------------
Marketing & Promotions                               $ 0                                $   8,462
---------------------------------------------------------------------------------------------------------
Office Equipment & Supplies                          $ 0                                $   6,836
---------------------------------------------------------------------------------------------------------
Inventory                                            $ 0                                $   2,660
---------------------------------------------------------------------------------------------------------
Website Development                                  $ 0                                $   4,048
---------------------------------------------------------------------------------------------------------
Consulting                                           $ 0                                $   1,875
---------------------------------------------------------------------------------------------------------
Administration                                       $ 0                                $     529
---------------------------------------------------------------------------------------------------------
Misc. costs                                          $ 0                                $   2,648
---------------------------------------------------------------------------------------------------------
Total                                                $ 0                                $  48,048
                                                                                        ---------
---------------------------------------------------------------------------------------------------------

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

* Incorporated by reference to our SB2 Registration Statement, file number 333-133347, filed on April 18, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2007.


                                    ONLINE ORIGINALS, INC.


Date: April 16, 2007                By: /s/ Gaye Adam
                                        ---------------------------

                                    Name: Gaye Adams
                                    Title: President/CEO, principal
                                           executive officer

Date: April 16, 2007                By: /s/ Gregory Adams
                                        ---------------------------

                                    Name: Gregory Adams
                                    Title: Chief Financial Officer, principal
                                           financial officer and principal
                                           accounting officer