Form 10QSB
period 2007-05-31
ONLINE ORIGINALS, INC
filed 2007-07-23
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended May 31, 2007

                                   OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                             ONLINE ORIGINALS, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                         98-0479983
----------------------------------                ------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X__

Number of shares issued and outstanding of the registrant's class of common stock as of July 12, 2007: 3,200,000 shares of common stock

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company did not recognize any revenue for the quarter ended May 31, 2007.

Transitional Small Business Disclosure Format:  Yes       No    X
                                                   -----      -----

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS






                             ONLINE ORIGINALS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                   (Unaudited)

                                  May 31, 2007




                                                                       Page

Financial Statements:

         Interim Balance Sheets                                        F-2

         Interim Statements of Operations                           F-3 to F-4

         Interim Statements of Cash Flows                              F-5

         Interim Statement of Stockholders' Equity                     F-6

         Notes to Interim Financial Statements                     F-7 to F-11






        The accompanying notes are an integral part of these statements.
                                       F-1


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                     INTERIM BALANCE SHEETS



                                                                                                      November 30,
                                                                                 May 31, 2007             2006
                                                                                 (Unaudited)         (See Note 1)
 ASSETS

 Current
    Cash                                                                    $      27,167      $       54,596
    Prepaid expense                                                                 3,218               6,968
    Inventory                                                                       2,660               2,660
                                                                           ------------------------------------------
    Total Current Assets                                                           33,045              64,224

 Computer Equipment, net of depreciation $663                                       6,173                   -
 Website Development Costs, net of amortization of $1,237                           2,811               3,486
                                                                           ------------------------------------------

 Total Assets                                                               $      42,029      $       67,710

                                                                           ==========================================

 LIABILITIES

 Current
     Accounts payable                                                       $         750      $          798
    Accrued liabilities                                                             1,750               4,500
                                                                           ------------------------------------------
    Total Current Liabilities                                                       2,500               5,298
                                                                           ------------------------------------------

Commitments and Contingencies (Notes 4 and 7)

 STOCKHOLDERS' EQUITY

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,200,000 common shares at May 31, 2007 and November 30, 2006             3,200               3,200
     Additional paid-in capital                                                    77,299              77,299
     Accumulated comprehensive (loss)                                                (795)             (1,229)
 Deficit Accumulated During the Development Stage                                 (40,175)            (16,858)
                                                                           ------------------------------------------
    Total Stockholders' Equity                                                     39,529              62,412
                                                                           ------------------------------------------

 Total Liabilities and Stockholders' Equity                                 $      42,029      $       67,710

                                                                           ==========================================

        The accompanying notes are an integral part of these statements.
                                      F-2



                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF OPERATIONS

            For the period from November 18, 2005 (Date of Inception) to May 31, 2007
                                           (unaudited)





                                           Three-month period       Three-month period
                                                 ending                   ending
                                              May 31, 2007             May 31, 2006
                                      --------------------------------------------------
Revenue                               $                  -      $               -
                                      --------------------------------------------------

Cost of Goods Sold                                       -                      -
                                      --------------------------------------------------
                                                         -                      -
                                      --------------------------------------------------
Expenses
     Depreciation and amortization                     907                      -
     Consulting                                      1,875                      -
     Office and administration                         398                    202
     Organizational costs                                -                      -
     Marketing                                           -                      -
     Professional fees                               3,624                 13,901
                                      --------------------------------------------------
                                                     6,804                 14,103
                                      --------------------------------------------------

Net Loss From Operations                            (6,804)               (14,103)
                                      --------------------------------------------------
Other Income
     Interest Income                                     -                      -

Net Loss For The Period               $             (6,804)     $         (14,103)
                                      ==================================================


Basic And Diluted Loss Per Share
                                      $               0         $               0
                                      ==================================================


Weighted Average Number Of Shares
Outstanding                                      3,200,000                2,500,000
                                      ==================================================

        The accompanying notes are an integral part of these statements.
                                      F-3


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF OPERATIONS

            For the period from November 18, 2005 (Date of Inception) to May 31, 2007
                                           (unaudited)



                                                                                             Cumulative amounts
                                                                                           from Date of Inception
                                            Six-month period         Six-month period      on November 18 2005 to
                                           ending May 31, 2007     ending May 31, 2006          May 31, 2007
                                      -----------------------------------------------------------------------------
Revenue                               $                  -      $               -       $                   314
                                      -----------------------------------------------------------------------------

Cost of Goods Sold                                       -                      -                           110
                                      -----------------------------------------------------------------------------
                                                         -                      -                           204
                                      -----------------------------------------------------------------------------
Expenses
     Depreciation and amortization                   1,338                      -                         1,900
     Consulting                                      3,750                      -                         4,425
     Office and administration                       1,214                    354                         4,337
     Organizational costs                                -                      -                           665
     Marketing                                       8,461                      -                         8,462
     Professional fees                               8,554                 15,688                        20,592
                                      -----------------------------------------------------------------------------
                                                    23,317                 16,042                        40,381
                                      -----------------------------------------------------------------------------

Net Loss From Operations                           (23,317)               (16,042)                      (40,177)
                                      -----------------------------------------------------------------------------
Other Income
     Interest Income                                     -                      2                             2

Net Loss For The Period               $            (23,317)     $         (16,040)      $               (40,175)
                                      =============================================================================


Basic And Diluted Loss Per Share
                                      $               0         $               0       $                 (0.01)
                                      =============================================================================


Weighted Average Number Of Shares
Outstanding                                      3,200,000              2,500,000                     2,881,250
                                      =============================================================================

                The accompanying notes are an integral part of these statements.
                                              F-4


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF CASH FLOWS

              For the period November 18, 2005 (Date of Inception) to May 31, 2007
                                           (unaudited)


                                                                                                     Cumulative amounts
                                                                                                        from Date of
                                                        Six month           Six month period            Inception on
                                                       period ended        ended May 31, 2006       November 18, 2005 to
                                                       May 31, 2007                                     May 31, 2007
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net loss for the period                     $          (23,317)   $          (16,040)     $               (40,175)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
     Depreciation and amortization                            1,338                     -                        1,900
     Inventory                                                    -                     -                       (2,660)
     Prepaid expenses                                         3,750                   (93)                      (3,218)
     Accounts payable and accrued liabilities                (2,798)               (2,135)                       2,500
                                                 -------------------------------------------------------------------------

     Cash from (Used in) Operating Activity                 (21,027)              (18,268)                     (41,653)
                                                 -------------------------------------------------------------------------

Cash Flows from Investing Activity
     Additions to fixed assets                               (6,836)                    -                      (10,884)
                                                 -------------------------------------------------------------------------

     Net Cash (Used in) Investing Activities                 (6,836)                    -                      (10,884)
                                                 -------------------------------------------------------------------------

Cash Flows From Financing Activity
    Issuance of common shares                                     -                     -                       95,000
    Deferred offering costs                                       -                     -                      (14,501)
    Foreign currency translation adjustment                     434                     -                         (795)
                                                 -------------------------------------------------------------------------
    Net Cash Provided by Financing Activity                     434                     -                       79,704
                                                 -------------------------------------------------------------------------

Increase (Decrease) in Cash during the Period               (27,429)              (18,268)                      27,167

Cash, Beginning Of Period                                    54,596                25,085                            -
                                                 -------------------------------------------------------------------------

Cash, End Of Period                              $           27,167    $            6,817      $                27,167
                                                 =========================================================================


Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                                $                -    $                -      $                     -
         Income taxes                            $                -    $                -      $                     -
                                                 =========================================================================

                The accompanying notes are an integral part of these statements.
                                              F-5


                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

    For the Period from November 18, 2005 (Date of Inception) to May 31, 2007
                                   (unaudited)



                                               CAPITAL STOCK                        DEFICIT
                                                                                  ACCUMULATED          ACCUMULATED
                               ---------------------------------------------
                                                                ADDITIONAL         DURING THE           COMPRE-
                                                                  PAID-IN         DEVELOPMENT           HENSIVE
                                  SHARES          AMOUNT          CAPITAL            STAGE           INCOME (LOSS)         TOTAL
                               -----------------------------------------------------------------------------------------------------
November 18, 2005 - Shares
  issued for cash at $0.01         1,800,000  $      1,800    $       16,200   $             -     $          -        $     18,000
November 28, 2005 - Shares
  issued for cash at $0.01           700,000           700             6,300                 -                -               7,000

Net loss for the period
ended November 30, 2005                    -             -                 -            (2,680)                              (2,680)

                               -----------------------------------------------------------------------------------------------------
Balance, November 30, 2005
                                   2,500,000         2,500            22,500            (2,680)               -              22,320
                               -----------------------------------------------------------------------------------------------------
July 21, 2006 - Shares
issued for cash at 0.10, net
of deferred offering costs           700,000           700            54,799                 -                   -           55,499
of $14,501

Foreign currency translation
adjustment                                 -             -                 -                 -           (1,229)             (1,229)

Net loss for the period
ended November 30, 2006                    -             -                 -           (14,178)                             (14,178)
                               -----------------------------------------------------------------------------------------------------
Balance, November 30, 2006
                                   3,200,000         3,200            77,299           (16,858)             (1,229)          62,412
                               -----------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -             -                 -                 -                 434              434

Net loss for the period                    -             -                 -           (23,317)                             (23,317)

                               -----------------------------------------------------------------------------------------------------
Balance, May 31, 2007
                                   3,200,000  $      3,200    $       77,299   $       (40,175)    $          (795)    $     39,529
                               =====================================================================================================

                The accompanying notes are an integral part of these statements.
                                              F-6

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  May 31, 2007
                                   (Unaudited)


1.    UNAUDITED STATEMENTS

         While the information presented in the accompanying interim financial statements in unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited November 30, 2006 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements for the year ended November 30, 2006, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                                  May 31, 2007
                                   (Unaudited)

              existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding, if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

         e)   Revenue Recognition
              The company has had minimal revenues to date. It is the Company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

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

                                  May 31, 2007
                                   (Unaudited)


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

          l)  Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website are capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at May 31, 2007 was $1,237, and amortization expense for the year ended November 30, 2006 was $562. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

          m)  Concentrations
              Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At May 31, 2007, the Company had $4,841 US Funds in deposit in a business bank account which is not insured and US equivalent of $22,326 in Canadian funds in a business bank account which are insured by a Federal Government agency.

         n)   Recent Accounting Pronouncements
              There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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


     4.  BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  May 31, 2007
                                   (Unaudited)

         America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has losses to date of approximately $40,175. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.


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


     6.  INCOME TAXES

         The Company is subject to foreign and domestic income taxes. The Company has had minimal income, and therefore has paid no income tax.

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                   Estimated Tax                  Change in
                    Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
  Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
November 30, 2005        2,680            2026             670           (670)         (670)          -
November 30, 2006        16,858           2027           4,215         (4,215)       (3,545)          -
 May 31, 2007            40,175           2028          10,043        (10,043)       (5,828)          -

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  May 31, 2007
                                   (Unaudited)


        Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carry forward                                            (25%)
        Deferred income tax valuation allowance                        25%
                                                                ----------------
        Actual tax rate                                                0%
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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statement sin the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive, uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of November 30, 2006, and for each of the years in the two year period then ended, include a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

Operations

We incorporated as Online Originals, Inc. (hereinafter referred to as Online) on November 18th, 2005 in the State of Nevada. Our principal executive offices are located at 2015 Eagle Bay Road, Blind Bay, British Columbia, Canada, V0E 2W0. Telephone number is (604) 313-9781. Our Company's fiscal year end is November 30.

We are establishing a business, which provides a website where members and customers are able to bid on and purchase pieces of art. Our target cliental is the artistic community and those who enjoy purchasing, learning, and discussing art. We are developing an online art gallery/auction house where members are able to bid and purchase art pieces online. Currently the art available is from Online Original's inventory. However, we also solicit pieces from artists, art owners, and members of the site, as well as one-time users looking to sell a single piece through our gallery/auction website. The website, www.artbyonlineoriginals.com, showcases varieties of art ranging from paintings, drawings, prints, and sculptures. We intend to bring together artists and art enthusiasts who are purely interested in art. The website will allow people to read about the artists, past sales and reviews, quality of service, and other aspects individuals want to know before doing business over the Internet. Members will have the ability to interact with other members in an open forum or online chat room on our website. We intend to develop a community of art enthusiasts through this site that will have profiles of other members and member's comments on other sellers so individuals feel comfortable purchasing online.

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

Principal Products and Services

We are developing an online art gallery/auction house that allows members and users to purchase original art pieces online. We currently offer prints that are part of Online Original's inventory. Inventory pieces owned by the company have been purchased at wholesale prices in lots, to be sold at retail prices. Eventually, the available artwork will include paintings, drawings, prints, and sculptures from artists, art owners and members of the site. Members of the site, one-time users and we will sell these pieces. Fees and commissions will be charged for the services we provide.

As we continue to develop our site, we will also include a member's only area where individuals will have access to educational material, special sales, and useful information about what is happening in the art community. Members will have the ability to interact with other members and sellers, giving a community feel to the website. Monthly membership fees will be charged.

Plan of Operation

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-QSB, our Quarterly Report on Form 10-QSB filed April 16, 2007, our Annual Report on Form 10-KSB filed March 5, 2007, and our Registration Statement on Form SB-2 filed on April 18, 2006.

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

We have begun operations; the sale of membership and inventory items has begun. We have no employees at the present time. We will continue to operate with very limited administrative support, and our current officers will continue to be responsible for all planning, developing and operational duties, without compensation, for at least to the end of the first year of operations. This will enable us to preserve capital during the early stages of company development.

Milestones

In January and February of 2007, we spent $6,836 on computers and related equipment.

We are continuing the development of our website which will be ongoing over the next 4 months. Our website is our main source of promotion and facilitation for our members. It outlines the services, description of art pieces, artists, and ordering instructions. It also includes brief bios on the creators and sellers of the art pieces, as well as pictures of the pieces

Our purchase of inventory pieces has begun and will be ongoing. We expect that the inventory level will reach $12,000 by September 2007, using existing working capital. Our inventory level will be managed closely to ensure good turnover. It is our intention to have our inventory turnover six to eight times a year. Consequently, we will do monthly evaluation of our sales to adjust the products and the quantity of each product we wish to carry in our inventory stock.

We have begun contacting both experienced and unpublished artists in order to introduce our marketing plan. We have also begun developing our membership program and have also contacted the local tourist bureau in order to market our products though their international contacts.

In addition to the foregoing, we are designing a promotional campaign that will be effective in the artistic community giving consideration to the diversity of this community. The initial costs are $8,462 and are expected to reach approximately $11,500 by the end of September 2007.

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


Expenditures

The following table indicates our use of proceeds from the recently closed offering over the next 6 months; to November 30, our year end:

        Expenses
        Marketing and Promotions                          3,055
                                                        -------
        Total                                           $ 3,055
                                                        -------

The above expenditure items are defined as follows:

         Marketing and Promotions: This expenditure refers to the cost of setting up online marketing campaigns. Online marketing will be used as the primary source to bring traffic to the website. Print direct mail will make up the other area of marketing and promotions and will be placed in art magazines, art stores, and art galleries and theaters.

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

Management Discussion and Analysis

At May 31, 2007, we had working capital of $30,545, compared to working capital of $58,926, at November 30, 2006. At May 31, 2007, our total assets consisted of cash $27,167, prepaid expenses of $3,218, inventory of $2,660 and capital assets of $8,984. This compares with total assets at November 30, 2006 consisting of cash of $54,596, prepaid expenses of $6,968, inventory of $2,660 and capital assets of $3,486

At May 31, 2007, our total current liabilities decreased to $2,500 from $5,298 at November 30, 2006.

We have had $316 in revenue from inception. Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Result of Operations

Our company posted losses of $6,804 for the quarter ended May 31, 2007 compared to a loss of $14,103 for the quarter ended May 31, 2006. From inception to May 31, 2007, we have incurred losses of $40,175. The principal components of losses were professional fees of $20,592, marketing costs of $8,462, office and administration expenses of $4,337, consulting fees of $4,425, depreciation and amortization of $1,900, organizational costs of $665 and cost of good sold of $110.

As of the date of this report, our net cash balance is approximately $23,886. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the near future. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if require, will be available to our company or on acceptable terms.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

The management of the Company has evaluated the effectiveness of the Issuer's disclosure controls and procedures as of the end of the period of the report dated May 31, 2007 and have concluded that the disclosure controls, internal controls, and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.  Changes in Internal Control over Financial Reporting

There were no changes in the small business issuer's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.

ITEM 3(A)T.  CONTROLS AND PROCEDURES

There have been no changes in the small business issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

* Incorporated by reference to our SB2 Registration Statement, file number 333-133347, filed on April 18, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of July, 2007.


                                   ONLINE ORIGINALS, INC.


Date: July 16, 2007                 By: /s/ Gaye Adams
                                        ------------------------------

                                    Name: Gaye Adams
                                    Title: President/CEO, principal executive
                                           officer

Date: July 16, 2007                 By: /s/ Gregory Adams
                                        ------------------------------

                                    Name: Gregory Adams
                                    Title: Chief Financial Officer, principal
                                           financial officer and principal
                                           accounting officer