Form 10QSB
period 2007-08-31
ONLINE ORIGINALS, INC
filed 2007-10-16
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 2007

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                             ONLINE ORIGINALS, INC.
             (Exact name of registrant as specified in its charter)


             Nevada                                        98-0479983
-----------------------------------               ------------------------------
 State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                         Identification No.)

               RPO 163 Sorrento, British Columbia, Canada, V0E 2W0 (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (604) 313-9781

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of July 12, 2007: 3,200,000 shares of common stock

The Company did not recognize any revenue for the quarter ended August 31, 2007.

Transitional Small Business Disclosure Format:  Yes [_]  No  [X]



                                TABLE OF CONTENTS

         Report of Independent Registered Public Accounting Firm                        F-1

         Balance Sheets - March 31, 2007 and December 31, 2006                          F-2

         Statements of Operations  -
                  Three months ended March 31, 2007 and 2006 and
                  From May 25, 1988 (Inception) to March 31, 2007                       F-3

         Statement of Changes in Stockholders' Deficit -
                  From May 25, 1988 (Inception) to March 31, 2007                       F-4

         Statements of Cash Flows -
                  Three months ended March 31, 2007 and 2006 and
                  From May 25, 1988 (Inception) to March 31, 2007                       F-6

         Notes to Financial Statements                                                  F-7

Item 2.  Management's Discussion and Analysis                                           1

Item 3. Controls and Procedures                                                         2

Item 3A(T).  Controls and Procedures                                                    3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                              3

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
                  - Not Applicable                                                      3

Item 3.  Defaults Upon Senior Securities - Not Applicable                               3

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable           3

Item 5.  Other Information - Not Applicable                                             3

Item 6.  Exhibits                                                                       3

SIGNATURES                                                                              4

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS






                             ONLINE ORIGINALS, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                   (Unaudited)

                                 August 31, 2007




                                                                       Page

   Financial Statements:

            Balance Sheets                                             F-2

            Statements of Operations                                F-3 to F-4

            Statements of Cash Flows                                   F-5

            Statement of Stockholders' Equity                          F-6

            Notes to Financial Statements                          F-7 to F-11


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                         BALANCE SHEETS



                                                                               August 31, 2007     November 30, 2006
                                                                                 (Unaudited)         (See Note 1)

 ASSETS

 Current Assets
    Cash                                                                    $      23,599      $       54,596
    Prepaid expense                                                                 1,343               6,968
    Inventory                                                                       5,269               2,660
                                                                           ------------------------------------------
    Total Current Assets                                                           30,211              64,224

 PROPERTY AND EQUIPMENT
 Computer Equipment, net of depreciation $1,233                                     5,603                   -
 Website Development Costs, net of amortization of $1,574                           2,473               3,486
                                                                           ------------------------------------------
                                                                            $       8,076      $        3,486
                                                                           ------------------------------------------
 Total Assets                                                               $      38,287      $       67,710

                                                                           ==========================================

 LIABILITIES

 Current Liabilities
     Accounts payable                                                       $       3,359      $          798
    Accrued liabilities                                                             1,750               4,500
                                                                           ------------------------------------------
    Total Liabilities, all current                                                  5,109               5,298
                                                                           ------------------------------------------
Commitments and Contingencies (Notes 4 and 7)

 STOCKHOLDERS' EQUITY

 Common Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,200,000 common shares at August 31, 2007 and November 30, 2006          3,200               3,200
     Additional paid-in capital                                                    77,299              77,299
     Accumulated comprehensive (loss)                                                (518)             (1,229)
 Deficit Accumulated During the Development Stage                                 (46,803)            (16,858)
                                                                           ------------------------------------------
    Total Stockholders' Equity                                                     33,178              62,412
                                                                           ------------------------------------------

 Total Liabilities and Stockholders' Equity                                 $      38,287      $       67,710

                                                                           ==========================================

                The accompanying notes are an integral part of these statements.
                                               F-6



                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                   (unaudited)





                                                       Three-month period         Three-month period
                                                             ending                     ending
                                                         August 31, 2007           August 31, 2006
                                                  ----------------------------------------------------
            Revenue                               $                  -      $               -
                                                  ----------------------------------------------------

            Cost of Goods Sold                                       -                      -
                                                  ----------------------------------------------------
                                                                     -                      -
                                                  ----------------------------------------------------
            Expenses
                 Depreciation and amortization                     907                    225
                 Consulting                                      1,875                      -
                 Office and administration                         596                    216
                 Organizational costs                                -                      -
                 Marketing                                           -                      -
                 Professional fees                               3,250                  4,100
                                                  ----------------------------------------------------
                                                                 6,628                  4,541
                                                  ----------------------------------------------------

            Net Loss From Operations                            (6,628)                (4,541)
                                                  ----------------------------------------------------
            Other Income
                 Interest Income                                     -                      -

            Net Loss For The Period               $             (6,628)     $          (4,541)
                                                  ====================================================


            Basic And Diluted Loss Per Share
                                                  $               *         $               *
                                                  ====================================================


            Weighted Average Number Of Shares
            Outstanding                                      3,200,000                2,819,565
                                                  ====================================================


                                          * Less than $(0.01) per share.


          The accompany notes are an integral part of these statements
                                      F-3


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                    STATEMENTS OF OPERATIONS


                                           (unaudited)



                                                                                             Cumulative amounts
                                                                                                from Date of
                                            Nine-month period       Nine-month period      Inception on November
                                            ending August 31,       ending August 31,      18 2005 to August 31,
                                                  2007                     2006                     2007
                                      ----------------------------------------------------------------------------
Revenue                               $                  -      $               -       $                   314
                                      ----------------------------------------------------------------------------

Cost of Goods Sold                                       -                      -                           110
                                      ----------------------------------------------------------------------------
                                                         -                      -                           204
                                      ----------------------------------------------------------------------------
Expenses
     Depreciation and amortization                   2,245                    225                         2,807
     Consulting                                      5,625                      -                         6,300
     Office and administration                       1,810                    570                         4,933
     Organizational costs                                -                      -                           665
     Marketing                                       8,461                      -                         8,462
     Professional fees                              11,804                 19,788                        23,842
                                      ----------------------------------------------------------------------------
                                                    29,945                 20,583                        47,009
                                      ----------------------------------------------------------------------------

Net Loss From Operations                           (29,945)               (20,583)                      (46,805)
                                      ----------------------------------------------------------------------------
Other Income
     Interest Income                                     -                      2                             2

Net Loss For The Period               $            (29,945)     $         (20,581)      $               (46,803)
                                      ============================================================================


Basic And Diluted Loss Per Share      $              (0.01)     $              (0.01)   $                  (0.02)
                                      ============================================================================


Weighted Average Number Of Shares
Outstanding                                      3,200,000                2,607,299                   2,926,227
                                      ============================================================================

                The accompanying notes are an integral part of these statements.
                                              F-4


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                    STATEMENTS OF CASH FLOWS

             For the period November 18, 2005 (Date of Inception) to August 31, 2007
                                           (unaudited)


                                                                                                Cumulative amounts
                                                       Nine month                                  from Date of
                                                      period ended      Nine month period          Inception on
                                                    August 31, 2007      ended August 31,      November 18, 2005 to
                                                                               2006               August 31, 2007
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net loss                                    $         (29,945)  $         (20,581)    $              (46,803)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
     Depreciation and amortization                           2,245                 225                      2,807
     Inventory                                              (2,609)                  -                     (5,269)
     Prepaid expenses                                        5,626                 (93)                    (1,342)
     Accounts payable and accrued liabilities
                                                              (189)                985                      5,109
                                                 --------------------------------------------------------------------

     Cash Used in Operating Activities                     (24,872)            (19,464)                   (45,498)
                                                 --------------------------------------------------------------------

Cash Flows from Investing Activities
     Additions to fixed assets                              (6,836)             (4,048)                   (10,884)
                                                 --------------------------------------------------------------------

     Net Cash Used in Investing Activities                  (6,836)             (4,048)                   (10,884)
                                                 --------------------------------------------------------------------

Cash Flows From Financing Activities
    Issuance of common shares                                    -              70,000                     95,000
    Deferred offering costs                                      -                   -                    (14,501)
    Foreign currency translation adjustment                    711                   -                       (518)
                                                 --------------------------------------------------------------------
    Net Cash Provided by Financing Activities
                                                 --------------------------------------------------------------------

(Decrease) Increase in Cash

Cash, Beginning Of Period                                   54,596              25,085                          -
                                                 --------------------------------------------------------------------

Cash, End Of Period                              $          23,599   $          71,573     $               23,599
                                                 ====================================================================

Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                                $               -   $               -     $                    -
         Income taxes                            $               -   $               -     $                    -
                                                 ====================================================================

                The accompanying notes are an integral part of these statements.
                                              F-5


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                STATEMENT OF STOCKHOLDERS' EQUITY

                                For the Period from November 18,
                                   2005 (Date of Inception) to
                                   August 31, 2007 (unaudited)



                                               CAPITAL STOCK                      DEFICIT
                                                                                ACCUMULATED         ACCUMULATED
                               ----------------------------------------------
                                                                ADDITIONAL       DURING THE           COMPRE-
                                                                  PAID-IN       DEVELOPMENT           HENSIVE
                                  SHARES          AMOUNT          CAPITAL          STAGE           INCOME (LOSS)         TOTAL
                               ---------------------------------------------------------------------------------------------------
November 18, 2005 - Shares
  issued for cash at $0.01         1,800,000 $     1,800   $      16,200   $             -     $          -        $     18,000

November 28, 2005 - Shares
  issued for cash at $0.01           700,000         700           6,300                 -                -               7,000

Net loss for the period
ended November 20, 2005                    -           -               -            (2,680)               -              (2,680)
                               ---------------------------------------------------------------------------------------------------
Balance,
November 30, 2005                  2,500,000       2,500          22,500            (2,680)               -               22,320
                               ---------------------------------------------------------------------------------------------------

July 21, 2006 - Shares
issued for cash at 0.10, net
of deferred offering costs           700,000         700          54,799                 -                -               55,499
of $14,501

Foreign currency translation
adjustment                                 -           -               -                 -             (1,229)            (1,229)

Net loss for the period
ended November 30, 2006                    -           -               -           (14,178)                 -            (14,178)
                               ---------------------------------------------------------------------------------------------------
Balance,
November 30, 2006                  3,200,000       3,200          77,299           (16,858)            (1,229)            62,412
                               ---------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -           -               -                 -                711                711

Net loss for the period                    -           -               -           (29,945)                 -            (29,945)
                               ---------------------------------------------------------------------------------------------------

Balance, August 31, 2007           3,200,000 $     3,200   $      77,299   $       (46,803)    $         (518)    $       33,178
                               ===================================================================================================

                The accompanying notes are an integral part of these statements.
                                              F-6

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2007
                                   (Unaudited)


1.    UNAUDITED STATEMENTS

         While the information presented in the accompanying interim financial statements in unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited November 30, 2006 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements for the year ended November 30, 2006, included in the annual report previously filed with the Securities and Exchange Commission ("SEC") on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The information as of November 30, 2006 is taken from the audited financial statements of that date.


2.    NATURE AND CONTINUENCE OF OPERATIONS

     a)  Organization
         Online Originals, Inc. ("The Company") was incorporated in the State of Nevada on November 18, 2005. The Company's year end is November 30.

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

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2007
                                   (Unaudited)


              existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding, if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

              Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
              ii) Non-monetary assets and liabilities, and equity at historical rates, and
              iii)Revenue and expense items at the average rate of exchange pre-vailing during the period.

              Gains and losses on re-measurement are included in determining net income for the period.

              Translation of balances from the functional currency into the reporting currency is conducted as follows:

              Assets and liabilities at the rate of exchange in effect at the balance sheet date,
              ii) Equity at historical rates, and
              iii) Revenue and expense items at the average rate of exchange prevailing during the period.

              Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders' equity as a component of comprehensive income or loss.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2007
                                   (Unaudited)


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

          l)  Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website are capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at August 31, 2007 was $1,574, and amortization expense for the year ended November 30, 2006 was $562. Ongoing website post-implementation costs of operation, including training and application maintenance, will be expensed as incurred.

          m)  Concentrations
              Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At August 31, 2007, the Company had $995 US Funds in deposit in a business bank account which is not insured and US equivalent of $22,604 in Canadian funds in a business bank account which are insured by a Federal Government agency.

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


     4.  BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2007
                                   (Unaudited)

         concern. However, the Company has minimal business operations to date and has an accumulated deficit at August 31, 2007 of approximately $46,803. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.


     5.  COMMON STOCK

         During the nine months ended August 31, 2007, the Company did not issue any shares of its common stock. The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
     November 30, 2005         2,680           2026             670           (670)         (670)          -
     November 30, 2006        16,858           2027           4,215         (4,215)       (3,545)          -
     August 31, 2007          46,803           2028          11,701        (11,701)       (7,486)          -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2007
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

Operations

We are establishing a business, which provides a website where members and customers are able to bid on and purchase pieces of art. Our target cliental is the artistic community and those who enjoy purchasing, learning, and discussing art. We are developing an online art gallery/auction house where members are able to bid and purchase art pieces online. Currently the art available is from Online Original's inventory. We also represent pieces from artists, art owners, and members of the site, as well as one-time users looking to sell a single piece through our gallery/auction website. The website, www.artbyonlineoriginals.com, will showcase varieties of art ranging from paintings, drawings, prints, and sculptures. We intend to bring together artists and art enthusiasts who are purely interested in art. The website will allow people to read about the artists, past sales and reviews, quality of service, and other aspects individuals want to know before doing business over the
Internet. Members will have the ability to interact with other members in an open forum or online chat room on our website. We intend to develop a community of art enthusiasts through this site that will have profiles of other members and member's comments on other sellers so individuals feel comfortable purchasing online.

Plan of Operation

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-QSB, our Quarterly Report on Form 10-QSB filed July 23, 2007, our Quarterly Report on Form 10-QSB filed April 16, 2007, our Annual Report on Form 10-KSB filed March 5, 2007, and our Registration Statement on Form SB-2 filed on April 18, 2006.

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

Milestones

We are continuing the development of our website which will be ongoing over the next two (2) months. Our website is our main source of promotion and facilitation for our members. It outlines the services, description of art pieces, artists, and ordering instructions.

We are continuing to contact both experienced and unpublished artists in order to introduce our marketing plan. We will continue to develop our membership program and have contacted the local tourist bureau in order to market our products though their international contacts.

Expenditures

We have $9,225 remaining from the net proceeds of our offering. Over the next three (3) months to November 30, 2007, our year end, we plan to concentrate on promoting and marketing our services using these available funds.

We do not anticipate making any major purchases of capital assets, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next year.

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

Management Discussion and Analysis

At August 31, 2007, we had working capital of $25,102 compared to working capital of $58,926, at November 30, 2006. At August 31, 2007, our total assets consisted of cash $23,599, prepaid expenses of $1,343, inventory of $5,269 and capital assets of $8,076. This compares with total assets at November 30, 2006 consisting of cash of $54,596, prepaid expenses of $6,968, inventory of $2,660 and capital assets of $3,486.

At August 31, 2007, our total current liabilities decreased to $5,109 from $5,298 at November 30, 2006.

During the nine months ended August 31, 2007, we used $6,836 in the purchase of computer equipment in connection with our ongoing operations.

We have had $314 in revenue from inception. Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Result of Operations

We recognized a net loss of $6,628 for the nine months ended August 31, 2007 compared to a net loss of $4,541 for the nine months ended August 31, 2006. The increase of $2,087 was due to an increase in expenses. The principal components of losses were professional fees of $23,842, marketing costs of $8,462, office and administration expenses of $4,933, consulting fees of $6,300, depreciation and amortization of $2,807, organizational costs of $665 and cost of good sold of $110.

At August 31, 2007, our net cash balance is $23,599. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations to November 30, 2007 due to increased operation activities, our year end. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if require, will be available to our company or on acceptable terms.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

The management of the Company has evaluated the effectiveness of the Issuer's disclosure controls and procedures as of the end of the period of the report dated August 31, 2007 and have concluded that the disclosure controls, internal controls, and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

ITEM 3(A).        CONTROLS AND PROCEDURES

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

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.


Item  6.          Exhibits

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein.

     Exhibit
     Number          Description

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of October, 2007.


                             ONLINE ORIGINALS, INC.


Date: October 15, 2007              By: /s/ Gaye Adams
                                        --------------

                                    Name: Gaye Adams
                                    Title: President/CEO, principal executive
                                           officer



Date: October 15, 2007              By: /s/ Gregory Adams
                                        -----------------

                                    Name: Gregory Adams
                                    Title: Chief Financial Officer, principal
                                           financial officer and principal
                                           accounting officer