Form 10KSB
period 2007-11-30
ONLINE ORIGINALS, INC
filed 2008-03-14
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2007

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                             ONLINE ORIGINALS, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                           98-0479983
----------------------------------                  ----------------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)

               RPO 163 Sorrento, British Columbia, Canada, V0E 2W0 (Address of principal executive offices) (Zip Code)
               ---------------------------------------------------
       Registrant's telephone number, including area code: (604) 313-9781


Securities registered under Section 12(b) of the Exchange Act:

             Title of each class
                     None

Name of each exchange on which registered
                None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __Yes _X_ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___X____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X__

The Company recognized net revenues of $6,970 for its most recent fiscal year

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of November 30, 2007: $70,000

Number of common voting shares outstanding as of November 30, 2007: 3,200,000

Transitional Small Business Disclosure Format:  Yes ____  No  __X__


         DOCUMENTS INCORPORATED BY REFERENCE - SB-2 Registration Statement filed on April 18, 2006, our Form 10-QSB filed on October 16, 2006, our Annual Report on Form 10-KSB filed March 5, 2007, our Quarterly Report on Form 10-QSB filed April 16, 2007, our Quarterly Report on Form 10-QSB filed July 23, 2007, our Quarterly Report on Form 10-QSB filed on October 15, 2007 and as described in notes appearing elsewhere in this Form 10-KSB annual report.



                                        TABLE OF CONTENTS


                                                                                                           Page

PART I
Item 1.  Description of Business                                                                             4
Item 2.  Description of Property                                                                             6
Item 3.  Legal Proceedings                                                                                   6
Item 4.  Submission of Matters to a Vote of Security Holders                                                 7

PART II
Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters                               7
Item 6.  Management's Discussion and Analysis or Plan of Operation                                           9
Item 7.  Financial Statements and Supplementary Data                                                        11
Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure               23
Item 8A. Controls and Procedures                                                                            23
Item 8A(T). Controls and Procedures                                                                         23
Item 8B. Other Information                                                                                  23

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons                                       22
Item 10. Executive Compensation                                                                             25
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters     25
Item 12. Certain Relationships and Related Transactions                                                     26
Item 13. Exhibits                                                                                           26
Item 14. Principal Accountant Fees and Services                                                             27
Signatures                                                                                                  28

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Online Originals, Inc. ("Online" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, achieve a listing on the over the counter bulletin board, raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-KSB and in our other periodic reports and documents filed with the SEC.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

We incorporated as Online Originals, Inc. (hereinafter referred to as Online) on November 18th, 2005 in the State of Nevada. Our principal executive offices are located at 2015 Eagle Bay Road, Blind Bay, British Columbia, Canada, V0E 2W0. Telephone number is (604) 313-9781. We maintain a website at www.artbyonlineoriginals.com , which is not incorporated in and is not a part of this report.

We are establishing a business which provides a website where members and customers are able to bid on and purchase pieces of art. Our target cliental is the artistic community and those who enjoy purchasing, learning, and discussing art. We are developing an online art gallery/auction house where members are able to bid and purchase art pieces online. Currently the art available is represent pieces from artists, art owners, and members of the site, as well as one-time users looking to sell a single piece through our gallery/auction website. The website, www.artbyonlineoriginals.com, will showcase varieties of art ranging from paintings, drawings, prints, and sculptures.

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

As we continue to develop, we will showcase original pieces of art from unknown artists in the industry as well as established artists. Prints will also be available for individuals looking for a piece that can otherwise only be found in a gallery. We will continually add to our collection of art pieces, following the demand of the members and listening to what they are looking for.

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

Business of Issuer

We are developing an online art gallery/auction house that allows members and users to purchase original art pieces online. Inventory pieces will be purchased at wholesale prices in lots, to be sold at retail prices. Eventually the available artwork will include paintings, drawings, prints, and sculptures from artists, art owners and members of the site. Members of the site, one-time users and we will sell these pieces. Fees and commissions will be charged for the services we provide.

As we continue to develop our site, we will also include a member's only area where individuals will have access to educational material, special sales, and useful information about what is happening in the art community. Members will have the ability to interact with other members and sellers, giving a community feel to the website. Monthly membership fees will be charged.

Our primary target market is North America, but we will be pleased to provide service to members and clients around the world. The key demographic that we are targeting will be art purchasers and art enthusiasts - individuals of all ages, races and social structures. We will market to them primarily through online marketing. Internet marketing will be used as the primary source to bring traffic to the website. Other websites offer programs for businesses whereby advertising is based on a pay per click format rather than a weekly or monthly bases. The result is that the marketing and promotions that we are doing is highly focused, and cost effective. Print and direct mail make up the other area of marketing and promotions. We will place in art magazines, art stores, and art galleries and theaters.

As a start-up company, our competitive position within the industry is poor. The challenge before is to build our business and establish it as a viable going concern.

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

Internet marketing will constitute a significant portion of our focus. We will market through several key forms of advertising. The first will be through online pay-per click advertising. The cost of such advertising is based on the popularity of search words and how prominent we want our advertisement to be. We will only pay for advertising when individuals click on the advertisement. We believe this form of advertising is much more specific and cost effective than a newspaper ad or other forms of advertising.

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

We believe that we will have unlimited sources and availability of products and supplies. Our inventory will come from creative artists. These individuals will supply original art. We intend to showcase the works of art on the website for sale to other artists and buyers and will offer advertising/promotional services for new works being introduced.

We are not dependant on one or a few major customers because our website will target all art purchasers and art enthusiasts who have access to the internet.

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

We have not incurred any costs to date relating to research and development and have no plans to undertake any research and development activities within the next twelve months.

There are no environmental laws that have been enacted that would affect our business, nor are we aware of any such laws being contemplated in the future that address issues specific to our business.

Our officers and directors are responsible for all planning developing and operational duties and will continue to do so throughout the early stages of our growth, doing whatever work is necessary to bring our business to the point of having positive cash flow. We have not contracted or made any plans with any entities or persons to provide subcontract services. We have no intentions in hiring any employees until our business has been successfully launched and there is sufficient and reliable revenue from operations. Human resources planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization. We do not expect to hire any employees during the next year of operations.


ITEM 2.  DESCRIPTION OF PROPERTY.

We do not own or rent facilities of any kind. At present we are operating from our principal office that is located within the offices of our President, who provides this space free of charge. We will continue to use this space for our executive offices for the foreseeable future.

We do not have any manufacturing plants and have minimal equipment for the operation of our business.

We do not have any investments in real estate or interest in real estate or investments real estate mortgages. We also do not have any investments in any securities of or interests in persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual shareholders' meeting on October 15, 2007.

The attending shareholders represented 85.24% of the voting shares issued and outstanding. The attending shareholders unanimously resolved that Gaye Adams and Gregory Adams be elected as the only two (2) members of our Board of Directors (the "Board") and that they shall act in such capacity until our next annual meeting of the shareholders or until their respective successors are elected and qualified.

It was further resolved that all previous actions taken by the Board be approved, authorized, ratified, reaffirmed and confirmed in all respects.


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

Of the 3,200,000 shares of common stock outstanding as of November 30, 2007, 2,500,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933. These shares are available for resale to the public on November 28, 2006 subject to the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least six months is entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will equal approximately 32,000 shares; or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

We have no outstanding options or warrants, or other securities convertible into common stock.

At November 30, 2007, there were 42 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

Online Originals, Inc. has sold securities within the past three years without registering the securities under the Securities Act of 1933, on two separate occasions.

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

On November 28th, 2005, a private offering was completed, under which Greg Adams purchased 700,000 shares of common stock by subscription at a price of $0.01 per share for $7,000. No underwriters were used, and no commissions or other remuneration were paid except to the company. The securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933. All shareholders continue to be subject to Rule 144 of the Securities Act of 1933.

We qualified for an exemption from registration under Rule 504 in both of these issuances since it is not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, is not an investment company, it had a specific business plan at the time it sold the securities, it was not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933. Neither our company nor any person acting on its behalf offered or sold any of the securities by any form of general solicitation or general advertising. The securities sold are restricted shares; the purchasers were informed that the securities cannot be resold without the securities being registered under the Securities Act of 1933 or an exemption there from. We exercised reasonable care to assure that the purchases were not underwritten within the meaning of section 2(a) (11) of this Act including but not limited to the placement of a restrictive legend on the certificates representing the shares, and the aggregate offering price was less than $1,000,000.


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

As of the date of this Form 10-KSB Annual Report, there are 3,200,000 issued and outstanding shares of common stock of which 2,500,000 shares are held by our officers and directors.

The following table notes the use of proceeds for actual expenses incurred for our account from May 12, 2006 to November 30, 2007. This chart is detailing the use of net offering proceeds from the offering of the securities.


------------------------------------------------------------------------------------------------
              Expenses        Amount of direct or indirect        Amount of direct or indirect
                             payments to directors, officers,          payments to others
                                 general partners, 10%
                           shareholders or affiliates of the
                                         Issuer
------------------------------------------------------------------------------------------------
Legal and Accounting                      $ 0                                $  33,216
------------------------------------------------------------------------------------------------
Marketing & Promotion                     $ 0                               $    8,462
------------------------------------------------------------------------------------------------
Consulting                                $ 0                               $    6,875
------------------------------------------------------------------------------------------------
Office Equipment                          $ 0                               $    6,836
------------------------------------------------------------------------------------------------
Inventory                                 $ 0                               $    5,269
------------------------------------------------------------------------------------------------
Website Development                       $ 0                               $    4,048
------------------------------------------------------------------------------------------------
Administration                            $ 0                               $    1,523
------------------------------------------------------------------------------------------------
Misc. costs                               $ 0                               $    2,983
------------------------------------------------------------------------------------------------
Total                                     $ 0                                $  69,212
                                                                              ---------

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein. Item 2 "Plan of Operation".


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

None.

Stock Purchase Options

None.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Annual report on Form 10 KSB, our Quarterly Report on Form 10-QSB filed October 15, 2007, our Quarterly Report on Form 10-QSB filed July 23, 2007, our Quarterly Report on Form 10-QSB filed April 16, 2007, our Annual Report on Form 10-KSB filed March 5, 2007, and our Registration Statement on Form SB-2 filed on April 18, 2006.

The following should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.


Plan of Operations

Our continuing operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to complete the roll-out of our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

During the year ended November 30, 2007, we began operations that included the sale of membership and inventory items. We have no employees at the present time. We will continue to operate with very limited administrative support, and our current officers will continue to be responsible for all planning, developing and operational duties, without compensation, for at least the next 12months. This will enable us to preserve capital during the early stages of company development.

We are  continuing  the  management  of our website  which is our main source of
promotion  and  facilitation   for  our  members.   It  outlines  the  services,
description of art pieces, artists, and ordering instructions.

We are continuing to contact both experienced and unpublished artists in order to introduce our marketing plan. We will continue to develop our membership program and have contacted the local tourist bureau in order to market our products though their international contacts.

We have $788 remaining from the net proceeds of our offering. Over the next 12months, we plan to concentrate on promoting and marketing our services using available funds. We can make no assurances that we will be able to raise or secure funds to support ongoing operations.


Results of Operations

During the year ended November 30, 2007 we recognized revenue of $6,970 compared to revenues of $314 during the year ended November 30, 2006. The $6,656 increase in revenue was a result of our increased operational effort during the year ended November 30, 2007. During the year ended November 30, 2007, we had cost of goods sold of $5,269 resulting in a gross margin of $1,701. During the year ended November 30, 2006, we had a cost of goods sold of $110, resulting in a gross margin of $204.

During the year ended November 30, 2007, we incurred expenses of $39,289 compared to expenses of $14,384 for the year ended November 30, 2006. The increase of $24,905 was a result of increased operations over the prior year. The principal component of losses in 2007 was professional fees of $18,656, office and administration expenses of $2,145, marketing expenses of $8,461, consulting expenses of $6,875 and amortization costs of $3,152 compared with losses in 2006 of professional fees of $10,038, office and administration expenses of $3,109, consulting expenses of $675, and amortization of our website of $562.

We recognized a net loss of $37,588 for the year ended November 30, 2007 compared to a loss of $14,178 for the year ended November 30, 2006. The increase of $23,410 is due to the increase in operational expenses, as discussed above.

Liquidity and Capital

At November 20, 2007, we had working capital of $19,490 compared to working capital of $58,926, at November 30, 2006. At November 30, 2007, our total assets consisted of cash $24,667, prepaid expenses of $93 and capital assets of $7,170. This compares with total assets at November 30, 2006 consisting of cash of $54,596, prepaid expenses of $6,968, inventory of $2,660 and capital assets of $3,486.

At November 30, 2007, our total current liabilities decreased to $5,270 from $5,298 at November 30, 2006.

During the fiscal year ended November 30, 2007, we used $6,836 in the purchase of computer equipment in connection with our ongoing operations.

We have had $6,970 in revenue during the fiscal year ended November 30, 2007. Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

As of November 30, 2007, our net cash balance is approximately $24,667. In addition, we have prepaid expenses of $93. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances may not be sufficient to carry our normal operations for the next 12 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

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

Off Balance Sheet Arrangements.

None.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-12 of this Form 10-KSB, and include:

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

                             ONLINE ORIGINALS, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                November 30, 2007




                                                                       Page
   Report of Independent Registered Public Accounting Firm             F-13

   Financial Statements:

            Balance Sheets                                             F-14

            Statements of Operations                                   F-15

            Statements of Cash Flows                                   F-16

            Statement of Stockholders' Equity                          F-17

            Notes to Financial Statements                          F-18 to F-21

             Report of Independent Registered Public Accounting Firm


Board of Directors
Online Originals, Inc.


We have audited the accompanying balance sheets of Online Originals, Inc., as of November 30, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for the two years ended November 30, 2007 and 2006, and the period from November 18, 2005 (inception) to November 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Originals, Inc. as of November 30, 2007 and 2006, and the results of its operations and cash flows for the two years ended November 30, 2007 and 2006, and the period from November 18, 2005 (inception) to November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has minimal business operations to date and has losses to date of approximately $54,500, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ SCHUMACHER & ASSOCIATES, INC.
SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
February 19, 2008



                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                         BALANCE SHEETS




                                                                               November 30, 2007      November 30, 2006

 ASSETS

 Current Assets
 --------------
    Cash                                                                    $       24,667       $        54,596
    Prepaid expense                                                                     93                 6,968
    Inventory                                                                            -                 2,660
                                                                           ------------------------------------------
    Total Current Assets                                                            24,760                64,224

 Computer Equipment, net of depreciation of $1,802                                   5,034                     -
 Website Development Costs, net of amortization of $1,911                            2,136                 3,486
                                                                           ------------------------------------------

 TOTAL ASSETS                                                               $       31,930       $        67,710
 ------------
                                                                           ==========================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES

 Current Liabilities
 --------------------
     Accounts payable                                                       $          270       $           798
    Accrued liabilities                                                              5,000                 4,500
                                                                           ------------------------------------------
    Total Liabilities, all current                                                   5,270                 5,298
                                                                           ------------------------------------------

Commitments and Contingencies (Notes 3, 5 and 6)

 STOCKHOLDERS' EQUITY

 Capital Stock
 -------------
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,200,000 common shares as at November 30, 2007 and November               3,200                 3,200

     Additional paid-in capital                                                     77,299                77,299
     Accumulated comprehensive (loss)                                                  607                (1,229)
 Deficit Accumulated During the Development Stage                                  (54,446)              (16,858)
                                                                           ------------------------------------------
    Total Stockholders' Equity                                                      26,660                62,412
                                                                           ------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       31,930       $        67,710
 ------------------------------------------
                                                                           ==========================================

                The accompanying notes are an integral part of these statements.

                                              F-14

                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                    STATEMENTS OF OPERATIONS
                                    ------------------------



                                                                                                    Cumulative amounts
                                                                                                  from Date of Inception
                                                Year Ended                   Year Ended           on November 18 2005 to
                                               November 30,              November 30, 2006           November 30, 2007
                                                   2007
                                      -------------------------------------------------------------------------------

Revenue                               $               6,970       $                  314      $                  7,283
-------
                                      -------------------------------------------------------------------------------

Cost of Goods Sold                                    5,269                          110                         5,379
                                      -------------------------------------------------------------------------------
                                                      1,701                          204                         1,904
                                      -------------------------------------------------------------------------------
Expenses
--------
     Amortization                                     3,152                          562                         3,714
     Consulting                                       6,875                          675                         7,550
     Marketing                                        8,461                            -                         8,461
     Office and administration                        2,145                        3,109                         5,268
     Organizational costs                                 -                            -                           665
     Professional fees                               18,656                       10,038                        30,694
                                      -------------------------------------------------------------------------------
                                                     39,289                       14,384                        56,352
                                      -------------------------------------------------------------------------------

Net Loss From Operations                            (37,588)                     (14,180)                      (54,448)
                                      -------------------------------------------------------------------------------

Other Income
------------
     Interest Income                                      -                            2                             2

Net Loss For The Period               $             (37,588)      $              (14,178)     $                (54,446)
                                      ===============================================================================


Basic And Diluted Loss Per Share      $               (0.01)      $                 (0.01)    $                   (0.02)
                                      ===============================================================================


Weighted Average Number Of Shares
Outstanding                                       3,200,000                    2,755,068                     2,959,758
                                      ===============================================================================

                The accompanying notes are an integral part of these statements.


                                              F-15


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                    STATEMENTS OF CASH FLOWS
                                    ------------------------

                       PERIOD FROM NOVEMBER 18, 2005 TO NOVEMBER 30, 2007


                                                                                                    Cumulative amounts from
                                                        Year ended             Year ended             Date of Inception on
                                                     November 30 2007      November 30, 2006          November 18, 2005 to
                                                                                                       November 30, 2007
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss                                    $          (37,588)   $          (14,178)     $                 (54,446)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
     Amortization                                             3,152                   562                          3,714
     Inventory                                                2,660                (2,660)                             -
     Prepaid expenses                                         6,875                (6,968)                           (93)
     Accounts payable and accrued liabilities
                                                                (28)                2,533                          5,270
                                                 -----------------------------------------------------------------------
     Cash Used in Operating Activity                        (24,929)              (20,711)                       (45,555)
                                                 -----------------------------------------------------------------------

Cash Flows from Investing Activity
     Additions to capital assets                             (6,836)                    -                         (6,836)
     Additions to intangibles                                     -                (4,048)                        (4,048)
                                                 -----------------------------------------------------------------------
     Net Cash Used in Investing Activities                   (6,836)               (4,048)                       (10,884)
                                                 -----------------------------------------------------------------------

Cash Flows From Financing Activity
    Issuance of common shares                                     -                70,000                         95,000
    Offering costs                                                -               (14,501)                       (14,501)
    Foreign currency translation adjustment                   1,836                (1,229)                           607
                                                 -----------------------------------------------------------------------
    Net Cash Provided by Financing Activity
                                                 -----------------------------------------------------------------------
(Decrease) Increase in Cash during the Period
                                                            (29,929)               29,511                         24,667

Cash, Beginning Of Period                                    54,596                25,085                              -
                                                 -----------------------------------------------------------------------

Cash, End Of Period                              $           24,667    $           54,596      $                  24,667
                                                 =======================================================================


Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                                $                -    $                -      $                       -
         Income taxes                            $                -    $                -      $                       -
                                                 =======================================================================

                The accompanying notes are an integral part of these statements.

                                              F-16


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                STATEMENT OF STOCKHOLDERS' EQUITY

                                        NOVEMBER 30, 2007



                                               CAPITAL STOCK                         DEFICIT
                               -----------------------------------------------     ACCUMULATED        ACCUMULATED
                                                                ADDITIONAL          DURING THE          COMPRE-
                                                                  PAID-IN          DEVELOPMENT          HENSIVE
                                  SHARES          AMOUNT          CAPITAL             STAGE           INCOME (LOSS)      TOTAL
                               ----------------------------------------------------------------------------------------------------

November 18, 2005 - Shares
  issued for cash at $0.01         1,800,000  $      1,800    $       16,200   $             -       $          -     $     18,000

November 28, 2005 - Shares
  issued for cash at $0.01           700,000           700             6,300                 -                  -            7,000

Net loss for the period
ended November 30, 2005                    -             -                 -            (2,680)                             (2,680)
                               ----------------------------------------------------------------------------------------------------

Balance, November 30, 2005         2,500,000         2,500            22,500            (2,680)                 -           22,320

July 21, 2006 - Shares
  issued for cash at 0.10,           700,000           700            54,799                 -                  -           55,499
  net of offering costs of
  $14,501

Foreign currency translation
  adjustment                               -             -                 -                 -             (1,229)         ($1,229)

Net loss for the year ended
November 30, 2006                          -             -                 -           (14,178)                            (14,178)
                               ----------------------------------------------------------------------------------------------------

Balance, November 30, 2006         3,200,000         3,200            77,299           (16,858)            (1,229)          62,412

Foreign currency translation
  adjustment                               -             -                 -                 -              1,836            1,836

Net loss for the year ended
November 30, 2007                          -             -                 -           (37,588)                 -          (37,588)
                               ----------------------------------------------------------------------------------------------------

Balance, November 30, 2007         3,200,000  $      3,200    $       77,299   $       (54,446)      $        607     $     26,660
                               ====================================================================================================

                The accompanying notes are an integral part of these statements.


                                              F-17

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2007



1.    NATURE AND CONTINUENCE OF OPERATIONS

     a)  Organization
         Online Originals ("The Company") was incorporated in the State of Nevada, United States of America, on November 18, 2005. The Company's year end is November 30th.

     b)  Development Stage Activities
         The company is in the development stage and has realized minimal revenues. The Company's business plan is to develop a membership based website art gallery/auction house specifically focused on displaying and selling original artwork.

         Based upon their business plan, the Company is a development stage enterprise. Accordingly, financial statements are presented in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.


2.   SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

        a)    Organizational and Start-up Costs
              Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with SOP 98-5.

        b)    Income Taxes
              The Company adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2007


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

         e)   Revenue Recognition
              It is the Company's policy that revenue is recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

         f)   Inventory
              Inventory is stated at the lower of cost or market. We generally determine the costs by the first-in first-out or average cost methods. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventory to its present location and condition.

         g)   Foreign Currency Translations
              The Company uses the Canadian dollar and the U.S. dollar as its functional currency. The Company's reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

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

         h)   Comprehensive Income (Loss)
              The Company adopted  Statement of Financial  Accounting  Standards
              (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

         i)   Use of Estimates
              The preparation of the Company's financial statements are in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2007


              amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         j)   Cash and Cash Equivalents
              All highly liquid debt instruments with an original maturity of three months or less are considered to be cash equivalents.

         k)   Equipment
              Property and equipment are recorded at cost and depreciated over their estimated useful lives. The Company uses the straight-line method of depreciation. A summary of the estimated useful lives follows:

                  Computer equipment                 3 years

         l)   Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at November 30, 2007 was $1,911 and amortization expense for the year ended November 30, 2006 was $562. Estimated future amortization for the website is estimated to be $1,349 and $788 for the years ending November 30, 2008 and 2009, respectively. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

         m)   Concentrations
              Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At November 30, 2007, approximately $24,667 of cash or cash equivalents were not insured by agencies of the U.S. Government.

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


     3.  BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has losses to date of approximately $54,500. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management believes that actions planned and presently being taken to revise its operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2007


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

         On July 21, 2006, the Company issued 700,000 shares of common stock at a price of $0.10 for cash totalling $70,000. The Company incurred offering costs of $14,501 related to this offering, resulting in net proceeds of $55,499.


5.       INCOME TAXES

         The Company is subject to foreign and domestic income taxes. The Company has had no income, and therefore has paid no income tax.

         Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The NOL carry forwards expire in various years through 2028. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit

     November 30, 2006        16,858           2027           4,215                       (3,545)          -
     November 30, 2007        54,446           2028           13,612                      (9,397)          -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carry forward                                               (25%)
        Deferred income tax valuation allowance                           25%
                                                                     -----------
                                                                     -----------
        Actual tax rate                                                   0%
                                                                     ===========

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2007


6. RELATED PARTY TRANSACTIONS

      The Company uses the offices of its President for minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

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

ITEM 8A(T).   CONTROLS AND PROCEDURES

Not applicable.


ITEM 8B  Other Information

None

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following sets forth the names, ages and positions of our current directors and executive officers (and persons nominated or chosen to become such) including their term(s) of office as a director and the period during which the person has served: a brief description of the person's business experience during the past five (5) years; and if a director, or any other directorship held in reporting companies naming such company.

         Name                Age          Offices Held

         Gaye Adams          50           Director, CEO, President
         Greg Adams          26           Director, CFO, Secretary, Treasurer

Gaye Adams, CEO, President, Member of the Board

Ms. Adams has served as CEO, President, and Director since November 18, 2005. The term of office is for two years and thereafter renewable on an annual basis.

Ms. Adams also served as the Secretary/Treasurer from November 18th, 2005 until her resignation date of November 28th, 2005. Her son, Gregory Adams is presently serving as Secretary/Treasurer and is also a member of the Board.

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

Mr. Adams is presently under contract with Studio B, an animation production company in Vancouver, British Columbia. He is a recent graduate of Capilano College in British Columbia, Canada. The focus of his course was commercial animation. Prior to registering at Capilano College in January 2003, he received diplomas for life drawing and portraiture courses at Vancouver Academy of Art in 2002, and completed part time drawing courses at Capilano College, in December 2001. Mr. Adams completed his senior secondary education in Salmon Arm, British Columbia in June 2001.

Mr. Adams has computer experience using Windows 98/ME/XP, Adobe After Effects, Adobe Photoshop CS 2, Kinetix 3D Studio Max 3.0+, Macromedia Flash MX & Flash MX 2004, and Adobe Premiere 6.0.He is currently developing a Flash based website to showcase his portfolio. Since April 2006, Mr. Adams has been employed with Studio B, as an animator, in Vancouver, BC.

Family Relationships

Greg Adams, who is currently serving as CFO, is an officer, director and shareholder of the company. He is the son of Ms. Gaye Adams, who is serving as CEO of the company. Ms. Adams is also an officer, director and shareholder of the company.

Involvement In Certain Legal Proceedings

None

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We have minimal business operations. We expect to implement a Code of Ethics during this current fiscal year.

Nominating Committee

We currently do not have a nominating committee. Our Board as a whole acts as our nominating committee.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of February 28, 2008 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of November 30, 2007, there were 3,200,000 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of November 30, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group.


 ==================================================================================================
 Title of      Name and Address of Beneficial Owner                    Amount and
 Class                                                                 Nature of         Percent of
                                                                       Beneficial        Class (1)
                                                                       Ownership
 --------------------------------------------------------------------------------------------------
 Common        Gaye Adams                                                 1,800,000         56.25%
               CEO, President & member of the Board of Directors
               1240 Dieppe Road
               Sorrento, British Columbia, Canada, V0E 2W0
 --------------------------------------------------------------------------------------------------


 Common        Greg Adams                                                  700,000         21.875%
 --------------------------------------------------------------------------------------------------
 Common        Directors and officers as a group (2 individuals)          2,500,000        78.125%
 ==================================================================================================

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1). Based on 3,200,000 shares of common stock issued and outstanding.

Changes in Control

We have not entered into any arrangements which may result in a change in our control.


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Parents

None

Promoters and Control Persons

None


ITEM 13. EXHIBITS.

The following is a complete list of exhibits filed as part of this Form 10KSB. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-B.

         Exhibit Index

     3.1    Articles of Incorporation(1)
     3.2    Bylaws(1)
     31.1   Section 302 Certification - Chief Executive Officer.*
     31.2   Section 302 Certification - Chief Financial Officer.*
     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.*

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.*
*  File herewith.
(1)Incorporated by reference to our SB-2 Registration Statement, file number 333-133347, filed on April 18, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year ended November 30, 2006, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year ended November 30, 2007, were $4,250, and $6,750, respectively.

Audit Related Fees.

We incurred nil fees to auditors for audit related fees during the fiscal year ended November 30, 2007 and 2006.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended November 30, 2007 and 2006.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended November 30, 2007 and 2006.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2008.


                             ONLINE ORIGINALS, INC.



Date: March 13, 2008                By: /s/ Gaye Adams
                                        --------------

                                    Name: Gaye Adams
                                    Title: President/CEO, principal executive officer, & Director




Date: March 13, 2008                By: /s/ Gregory Adams
                                        -----------------

                                    Name: Gregory Adams
                                    Title: Chief Financial Officer, principal financial officer and principal accounting officer, & Director