Form 10QSB
period 2008-02-29
ONLINE ORIGINALS, INC
filed 2008-04-14
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 29, 2008

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                             ONLINE ORIGINALS, INC.
             (Exact name of registrant as specified in its charter)


              Nevada                                        98-0479983
------------------------------------               -----------------------------
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

Number of shares issued and outstanding of the registrant's class of common stock as of April 4, 2008: 3,200,000 shares of common stock

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recognized revenue of $1,760 for the quarter ended February 29, 2008.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                    ----     ----


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                              Page
                                                                                             ----

            Balance Sheets                                                                    F-3

            Interim Statements of Operations                                               F-4 to F5

            Interim Statements of Cash Flows                                                  F-6

            Interim Statement of Stockholders' Equity                                         F-7

            Notes to Interim Financial Statements                                         F-8 to F-11

Item 2.  Management's Discussion and Analysis                                                 12

Item 3. Controls and Procedures                                                               14

Item 3(A)T.  Controls and Procedures                                                          14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                   14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable         14

Item 3.  Defaults Upon Senior Securities - Not Applicable                                     14

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                 15

Item 5.  Other Information - Not Applicable                                                   15

Item 6.  Exhibits                                                                             15

SIGNATURES                                                                                    16

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                             ONLINE ORIGINALS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                February 29, 2008

                                   (Unaudited)


                                                                        Page

   Financial Statements:

            Balance Sheets                                              F-3

            Interim Statements of Operations                            F-4

            Interim Statements of Cash Flows                            F-5

            Interim Statement of Stockholders' Equity                   F-6

            Notes to Interim Financial Statements                   F-7 to F-10


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                         BALANCE SHEETS


                                                                           February 28, 2008      November 30, 2007
                                                                               (Unaudited)           (See Note 1)
 ASSETS

 Current Assets
 --------------
    Cash                                                                    $       18,368       $        24,667
    Prepaid expense                                                                     93                    93
                                                                           ---------------------------------------
    Total Current Assets                                                            18,461                24,760

 Computer Equipment, net of depreciation of $2,372                                   4,464                 5,034
 Website Development Costs, net of amortization of $2,249                            1,799                 2,136
                                                                           ---------------------------------------
                                                                                     6,263                 7,170
                                                                           ---------------------------------------

 TOTAL ASSETS                                                               $       24,724       $        31,930
 ------------                                                              ==========================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES

 Current Liabilities
 -------------------
     Accounts payable                                                       $            -       $           270
    Accrued liabilities                                                              6,877                 5,000
                                                                           ---------------------------------------
    Total Liabilities, all current                                                   6,877                 5,270
                                                                           ---------------------------------------

Commitments and Contingencies (Notes 4 and 7)

 STOCKHOLDERS' EQUITY
 --------------------

 Capital Stock
 -------------
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,200,000 common shares as at February 29, 2008 and November               3,200                 3,200

     Additional paid-in capital                                                     77,299                77,299
     Accumulated comprehensive income                                                  720                   607
 Deficit Accumulated During the Development Stage                                  (63,372)              (54,446)
                                                                           ---------------------------------------
    Total Stockholders' Equity                                                      17,847                26,660
                                                                           ---------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       24,724       $        31,930
 ------------------------------------------
                                                                           ==========================================

                The accompanying notes are an integral part of these statements.
                                               F-7


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF OPERATIONS

                                           (Unaudited)


                                                                                                     Date of Inception
                                            Three month period           Three month period        (November 18 2005) to
                                                   ended                       ended                 February 29, 2008
                                               February 29,                 February 28
                                                   2008                         2007
                                      -------------------------------------------------------------------------------------
Revenue                               $               1,760       $                    -      $                  9,044
-------
                                      -------------------------------------------------------------------------------------

Cost of Goods Sold                                        -                            -                         5,379
                                      -------------------------------------------------------------------------------------
                                                      1,760                            -                         3,665
                                      -------------------------------------------------------------------------------------
Expenses
--------
     Amortization                                       907                          431                         4,621
     Consulting                                           -                        1,875                         7,550
     Marketing                                            -                        8,462                         8,461
     Office and administration                        1,457                          814                         6,726
     Organizational costs                                 -                            -                           665
     Professional fees                                8,322                        4,930                        39,016
                                      -------------------------------------------------------------------------------------
                                                     10,686                       16,512                        67,039
                                      -------------------------------------------------------------------------------------

Net Loss From Operations                             (8,926)                     (16,512)                      (63,374)
                                      -------------------------------------------------------------------------------------

Other Income
------------
     Interest Income                                      -                            -                             2
                                      -------------------------------------------------------------------------------------

Net Loss                              $              (8,926)      $              (16,512)     $                (63,372)
                                      =====================================================================================


Basic And Diluted Loss Per Share      $              Nil          $                (0.01)    $                   (0.02)
                                      =====================================================================================


Weighted Average Number Of Shares
Outstanding                                       3,200,000                    3,200,000                     2,985,971
                                      =====================================================================================

                The accompanying notes are an integral part of these statements.
                                              F-5


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF CASH FLOWS

                       PERIOD FROM NOVEMBER 18, 2005 TO FEBRUARY 29, 2008

                                           (Unaudted)


                                                       Three month            Three month              Date of Inception
                                                       period ended           period ended           (November 18, 2005) to
                                                       February 29,        February 28, 2007           February 29, 2008
                                                           2008
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss                                    $           (8,926)   $          (16,512)     $                 (63,372)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
     Depreciation and amortization                              907                   431                          4,621
Changes in Operating Assets and Liabilities
     Prepaid expenses                                             -                 1,875                            (93)
     Accounts payable and accrued liabilities
                                                              1,607                   998                          6,877
                                                 -------------------------------------------------------------------------------
     Net Cash Used in Operating Activity                     (6,412)              (13,208)                       (51,967)
                                                 -------------------------------------------------------------------------------

Cash Flows from Investing Activity
     Additions to capital assets                                  -                (6,836)                        (6,836)
     Additions to intangibles                                     -                     -                         (4,048)
                                                 -------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                        -                (6,836)                       (10,884)
                                                 -------------------------------------------------------------------------------

Cash Flows From Financing Activity
    Issuance of common shares                                     -                     -                         95,000
    Offering costs                                                -                     -                        (14,501)
    Foreign currency translation adjustment                     113                (1,476)                           720
                                                 -------------------------------------------------------------------------------
    Net Cash Provided (Used) by Financing
                                                 -------------------------------------------------------------------------------
Net (Decrease) Increase in Cash during the
Period                                                       (6,299)              (21,520)                        18,368

Cash, Beginning Of Period                                    24,667                54,596                              -
                                                 -------------------------------------------------------------------------------

Cash, End Of Period                              $           18,368    $           33,076      $                  18,368
                                                 ===============================================================================


Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                                $                -    $                -      $                       -
         Income taxes                            $                -    $                -      $                       -
                                                 ===============================================================================


                The accompanying notes are an integral part of these statements.
                                              F-6




                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                            INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

                                        FEBRUARY 29, 2008
                                           (Unaudited)

                                                                          DEFICIT ACCUMULATED
                                               CAPITAL STOCK                                    ACCUMULATED
                               -------------------------------------------
                                                             ADDITIONAL       DURING THE          COMPRE-
                                                               PAID-IN       DEVELOPMENT          HENSIVE
                                  SHARES          AMOUNT       CAPITAL          STAGE              INCOME            TOTAL
                               -----------------------------------------------------------------------------------------------

November 18, 2005 - Shares
  issued for cash at $0.01         1,800,000  $      1,800    $  16,200   $        -       $        -        $     18,000
November 28, 2005 - Shares
  issued for cash at $0.01           700,000           700        6,000            -                -               7,000

Net loss for the period
ended November 30, 2005                    -             -            -       (2,680)                              (2,680)
                               -----------------------------------------------------------------------------------------------

Balance, November 30, 2005         2,500,000         2,500       22,500       (2,680)               -              22,320
                               -----------------------------------------------------------------------------------------------

July 21, 2006 - Shares
issued for cash at 0.10, net         700,000           700       54,799            -                -              55,499
of offering costs of $14,501

Foreign currency translation
adjustment                                 -             -            -            -           (1,229)             (1,229)

Net loss for the year ended
November 30, 2006                          -             -            -      (14,178)                             (14,178)
                               -----------------------------------------------------------------------------------------------

Balance, November 30, 2006         3,200,000         3,200       77,299      (16,858)          (1,229)             62,412
                               -----------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -             -            -            -            1,836               1,836

Net loss for the year ended
November 30, 2007                          -             -            -      (37,588)               -             (37,588)
                               -----------------------------------------------------------------------------------------------

Balance, November 30, 2007         3,200,000         3,200       77,299      (54,446)             607              26,660
                               -----------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -             -            -            -              113                 113

Net loss for the period                    -             -            -       (8,926)               -              (8,926)
                               -----------------------------------------------------------------------------------------------

Balance, February 29, 2008         3,200,000  $      3,200    $  77,299   $  (63,372)      $      720        $     17,847
                               ===============================================================================================

                The accompanying notes are an integral part of these statements.
                                              F-7

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                FEBRUARY 29, 2008
                                   (Unaudited)


1.    UNAUDITED STATEMENTS

         While the information presented in the accompanying interim financial statements in unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited November 30, 2007 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements for the year ended November 30, 2007, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The information as of November 30, 2007 is taken from the audited financial statements of that date.


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

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                FEBRUARY 29, 2008
                                   (Unaudited)

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 29, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

         d)   Estimated Fair Value of Financial Instruments
              The carrying value of the Company's financial instruments, consisting of cash, prepaid expense, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

         f)   Foreign Currency Translations
              The Company uses the Canadian dollar and the U.S. dollar as its functional currency. The Company's reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

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

         g)   Comprehensive Income (Loss)
              The Company adopted  Statement of Financial  Accounting  Standards
              (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                FEBRUARY 29, 2008
                                   (Unaudited)

         h)   Use of Estimates
              The preparation of the Company's financial statements are in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         i)   Cash and Cash Equivalents
              All highly liquid debt instruments with an original maturity of three months or less are considered to be cash equivalents.

         j)   Equipment
              Property and equipment are recorded at cost and depreciated over their estimated useful lives. The Company uses the straight-line method of depreciation. A summary of the estimated useful lives follows:

                  Computer equipment                 3 years

         k)   Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at February 29, 2008 was $2,249 and amortization expense for the year ended November 30, 2007 was $1,911. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

         l)   Concentrations
              Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At February 29, 2008, approximately $18,468 of cash or cash equivalents were not insured by agencies of the U.S. Government.

         m)   Recent Accounting Pronouncements
              There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

         n)   Other
              The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.


     4.  BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has losses to date of approximately $63,400. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management believes that actions planned and presently being taken to revise its operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                FEBRUARY 29, 2008
                                   (Unaudited)

4.       COMMON STOCK

         The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

         During the three months ended February 29, 2008, the Company did not issue any shares of its common stock.


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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit

     November 30, 2007        54,446       2027           13,612           (13,612)     (9,397)          -
     February 28, 2008        63,372       2028           15,843           (15,843)     (2,231)

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carry forward                                               (25%)
        Deferred income tax valuation allowance                           25%
                                                                       ---------
                                                                       ---------
        Actual tax rate                                                   0%
                                                                       =========


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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB filed March 14, 2008, and our Registration Statement on Form SB-2 filed on April 18, 2006.

The independent registered public accounting firm's report on the Company's financial statements as of November 30, 2007, and for each of the years in the two-year period then ended; include a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

Operations

We are establishing a business, which provides a website where members and customers are able to bid on and purchase pieces of art. Our target cliental is the artistic community and those who enjoy purchasing, learning, and discussing art. We are developing an online art gallery/auction house where members are able to bid and purchase art pieces online. We also represent pieces from artists, art owners, and members of the site, as well as one-time users looking to sell a single piece through our gallery/auction website. The website, www.artbyonlineoriginals.com, showcases a variety of art ranging from paintings, drawings, prints, and sculptures. We intend to bring together artists and art enthusiasts who are purely interested in art. The website allows people to read about the artists, past sales and reviews, quality of service, and other aspects individuals want to know before doing business over the Internet. Members have the ability to interact with other members in an open forum or online chat room on our website. We intend to develop a community of art enthusiasts through this site that will have profiles of other members and member's comments on other sellers so individuals feel comfortable purchasing online.

We are showcasing original pieces of art from unknown artists in the industry as well as established artists. Prints are also available for individuals looking for a piece that can otherwise only be found in a gallery. We attempt to continually add to our collection of art pieces, following the demand of the members and listening to what they are looking for.

Buyers are able to purchase art pieces from the website using different forms of payment. We are focusing on buyers and art collectors who are using the Internet to find what they are looking for. Members are able to enter the website, log into their account and see pieces that will be featured for the week. A dialogue on the pieces giving the history and description will act as an educational tool and encourage individuals to visit the site frequently. Featured artists, periods of time, and styles are all part of these weekly features. We believe that having these aspects on the site boost participation and facilitate the development of the community.

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

Plan of Operation

We recognized revenues of $1,760 during the three month period ending February 29, 2009. We are continuing to contact both experienced and unpublished artists in order to introduce our marketing plan. We will continue to develop our membership program and have contacted the local tourist bureau in order to market our products though their international contacts.

We plan to participate in special interest mailing lists to gain visibility among targeted audiences as well to generate traffic for the website. Special interest mailing lists are not direct lists, but instead are similar to email newsletters or on-going dialogues dedicated to special interests. E-mail messages would be sent to specific mailing lists targeting the individuals currently viewing art and showing a visible interest in art. We also plan to participate in industry related newsgroups to gain visibility and develop relationships with targeted markets.

Part of our marketing strategy is to offer a membership only auction house for art buyers. Members will be offered choices of hundreds of art pieces, may view bios on the sellers, and can see the quality of the piece while shopping from the comfort of their own home.

We are continuing the sale of membership and inventory items. We have no employees at the present time. We will continue to operate with very limited administrative support, and our current officers will continue to be responsible for all planning, developing and operational duties, without compensation, for at least to the end of the first year of operations. This will enable us to continue to preserve capital during this stage of our development.

We do not anticipate making any major purchases of capital assets, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next year.

Liquidity

At February 29, 2008, we had working capital of $11,584 compared to working capital of $19,490, at November 30, 2007. At February 29, 2008, our total assets consisted of cash $18,368, prepaid expenses of $93 and capital assets of $6,263. This compares with total assets at November 30, 2007 consisting of cash of $24,667, prepaid expenses of $93 and capital assets of $7,170

At February 29, 2008, our total current liabilities increased to $6,877 from $5,270 at November 30, 2007.

We recognized $1,760 in revenue during the three months ending February 29, 2008. Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Result of Operations

For The Three Months Ended February 29, 2008 Compared To The Three Months Ended February 28, 2007.

During the three months ended February 29, 2008, we recognized revenues of $1,760. During the three months ended February 28, 2007, we did not recognize any revenues from our operational activities. The increase in revenues is due to the completion of our website and the beginning of the implementation of our marketing strategies.

During the three months ended February 29, 2008, we incurred operational expenses of $10,686 compared to operational expenses of $16,512 during the three months ended February 28, 2007. The decrease of $5,826 is due to a decrease of $1,875 in our consulting expense and a decrease of $8,462 in consulting costs offset by an increase of in professional fees of $3,392. During the three months ended February 28, 2008, operational expenses consisted of professional fees of $8,322, office and administration expenses of $1,457, and amortization of $907.

We recognized a net loss of $8,926 for the three months ended February 29, 2008 compared to a net loss of $16,512 for the three months ended February 28, 2007. The decrease of $7,586 was a result of the decrease in operational expenses of $5,826 and the increase in revenues of $1,760, as discussed above.

Liquidity and Capital

At February 29, 2008 our cash balance is $18,368. In addition, we have prepaid expenses of $93. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

During the three months ended February 29, 2008, we used $6,412 in operating activities compared to $13,208 during the three months ended February 28, 2007. During the three months ended February 29, 2008, accounts payable and accrued liabilities increased by $1,607. During the three months ended February 28, 2007, prepaid expenses decreased by $1,875 and accounts payable and accrued liabilities increased by $998.

During the three months ended February 29, 2008, we did not use any cash in operating activities compared to the three months ended February 28, 2007 we used $6,836 in investing activities developing capital assets.

During the three months ended February 29, 2008, we received funds of $113 as a result of foreign currency translation adjustments. During the three months ended February 28, 2007, we used funds of $1,476 as a result of foreign currency translation adjustments.

We believe our existing cash balances may not be sufficient to carry our normal operations to November 30, 2008 our year end. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if require, will be available to our company or on acceptable terms.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

The management of the Company has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of the end of the period of the report dated February 29, 2008 and have concluded that the disclosure controls, internal controls, and procedures are effective based upon their evaluation as of the evaluation date.

b. Changes in Internal Control over Financial Reporting

There were no changes in the registrant's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the registrant's last fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.

ITEM 3(A).        CONTROLS AND PROCEDURES

There have been no changes in the registrant's internal control over financial reporting identified in connection with the evaluation conducted by the Company's Chief Executive Officer and Chief Financial Officer required by paragraph (d) of Rule 240.15d-15 that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.


                           PART II - OTHER INFORMATION




Item 1.  LEGAL PROCEEDINGS

None.


Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5.  OTHER INFORMATION

None.


Item 6.  EXHIBITS

(a) Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of April, 2008.


                                     ONLINE ORIGINALS, INC.


Date: April 11, 2008                By: /s/ Gaye Adams
                                        --------------

                                    Name: Gaye Adams
                                    Title: President/CEO, principal executive officer



Date: April 11, 2008                By: /s/ Gregory Adams
                                        -----------------

                                    Name: Gregory Adams
                                    Title: Chief Financial Officer, principal financial officer and principal accounting officer