Form 10QSB
period 2008-05-31
ONLINE ORIGINALS, INC
filed 2008-07-14
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2008

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


         57113, 2020 Sherwood Drive, Sherwood Park, AB, Canada, T8A 5L7
               (Address of principal executive offices) (Zip Code)

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

Number of shares issued and outstanding of the registrant's class of common stock as of July 3, 2008: 3,200,000 shares of common stock

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recognized revenue of $ nil for the quarter ended May 31, 2008.

Transitional Small Business Disclosure Format:  Yes ____  No   X
                                                             -----


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                         Page
                                                                                        ----

            Balance Sheets                                                                    F-4

            Interim Statements of Operations                                               F-5 to F6

            Interim Statements of Cash Flows                                                  F-7

            Interim Statement of Changes in Stockholders' Equity                              F-8

            Notes to Interim Financial Statements                                         F-9 to F-12

Item 2.  Management's Discussion and Analysis                                                 13

Item 3.  Controls and Procedures                                                              15

Item 3(A)T.  Controls and Procedures                                                          16


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                   16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable         16

Item 3.  Defaults upon Senior Securities - Not Applicable                                     16

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                 16

Item 5.  Other Information - Not Applicable                                                   16

Item 6.  Exhibits                                                                             16

SIGNATURES                                                                                    17

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                             ONLINE ORIGINALS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  May 31, 2008

                                   (Unaudited)


                                                                      Page

Financial Statements:

   Balance Sheets                                                     F-4

   Interim Statements of Operations                                F-5 to F-6

   Interim Statements of Cash Flows                                   F-7

   Interim Statement of Changes in Stockholders' Equity               F-8

   Notes to Interim Financial Statements                          F-9 to F-12


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                         BALANCE SHEETS




                                                                                  May 31,             November 30,
                                                                                    2008                 2007
                                                                                (Unaudited)           (See Note 1)
 ASSETS

 Current Assets
    Cash                                                                    $       11,051       $        24,667
    Prepaid expense                                                                     93                    93
                                                                           ------------------------------------------
    Total Current Assets                                                            11,144                24,760

 Computer Equipment, net of depreciation of $2,942                                   3,894                 5,034
 Website Development Costs, net of amortization of $2,586                            1,462                 2,136
                                                                           ------------------------------------------
                                                                                     5,356                 7,170
                                                                           ------------------------------------------

 TOTAL ASSETS                                                               $       16,500       $        31,930
 ------------
                                                                           ==========================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES

 Current Liabilities
     Accounts payable                                                       $        2,558       $           270
    Accrued liabilities                                                              3,901                 5,000
                                                                           ------------------------------------------
    Total Liabilities, all current                                                   6,459                 5,270
                                                                           ------------------------------------------

Commitments and Contingencies (Note 4)

 STOCKHOLDERS' EQUITY

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,200,000 common shares as at May 31, 2008 and                             3,200                 3,200
          November 30, 2007
     Additional paid-in capital                                                     77,299                77,299
     Accumulated comprehensive income                                                  625                   607
 Deficit Accumulated During the Development Stage                                  (71,083)              (54,446)
                                                                           ------------------------------------------
    Total Stockholders' Equity                                                      10,041                26,660
                                                                           ------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       16,500       $        31,930
 ------------------------------------------                                ==========================================

                The accompanying notes are an integral part of these statements.
                                               F-4


                                 ONLINE ORIGINALS, INC.
                              (A Development Stage Company)

                            INTERIM STATEMENTS OF OPERATIONS

                                       (Unaudited)


                                            Three month period           Three month period
                                                   ended                       ended
                                                  May 31,                      May 31
                                                   2008                         2007
                                      ----------------------------------------------------

Revenue                               $                   -       $                    -
-------
                                      ----------------------------------------------------

Cost of Goods Sold                                        -                            -
                                      ----------------------------------------------------
                                                          -                            -
                                      ----------------------------------------------------
Expenses
     Amortization                                       907                          907
     Consulting                                           -                        1,875
     Marketing                                            -                            -
     Office and administration                          322                          398
     Organizational costs                                 -                            -
     Professional fees                                6,482                        3,624
                                      ----------------------------------------------------
                                                      7,711                        6,804
                                      ----------------------------------------------------

Net Loss From Operations                             (7,711)                      (6,804)
                                      ----------------------------------------------------

Other Income
     Interest Income                                      -                            -
                                      ----------------------------------------------------

Net Loss                              $              (7,711)      $               (6,804)
                                      ====================================================


Basic And Diluted Loss Per Share      $              Nil          $                Nil
                                      ====================================================


Weighted Average Number Of Shares
Outstanding                                       3,200,000                    3,200,000
                                      ====================================================

            The accompanying notes are an integral part of these statements.
                                          F-5


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF OPERATIONS

                                           (Unaudited)


                                             Six month period             Six month period
                                                   ended                       ended                 Date of Inception
                                                  May 31,                     May 31,             (November 18, 2005) to
                                                   2008                         2007                   May 31, 2008
                                      -----------------------------------------------------------------------------------
Revenue                               $               1,760       $                    -      $                  9,044
-------
                                      -----------------------------------------------------------------------------------

Cost of Goods Sold                                        -                            -                         5,379
                                      -----------------------------------------------------------------------------------
                                                      1,760                            -                         3,665
                                      -----------------------------------------------------------------------------------
Expenses
     Amortization                                     1,814                        1,338                         5,528
     Consulting                                           -                        3,750                         7,550
     Marketing                                            -                        8,461                         8,461
     Office and administration                        1,780                        1,214                         7,048
     Organizational costs                                 -                            -                           665
     Professional fees                               14,803                        8,554                        45,498
                                      -----------------------------------------------------------------------------------
                                                     18,397                       23,317                        74,750
                                      -----------------------------------------------------------------------------------

Net Loss From Operations                            (16,637)                     (23,317)                      (71,085)
                                      -----------------------------------------------------------------------------------

Other Income
     Interest Income                                      -                            -                             2
                                      -----------------------------------------------------------------------------------

Net Loss                              $             (16,637)      $              (23,317)     $                (71,083)
                                      ===================================================================================


Basic And Diluted Loss Per Share      $               (0.01)      $                (0.01)     $                  (0.02)
                                      ===================================================================================


Weighted Average Number Of Shares
Outstanding                                       3,200,000                    3,200,000                     3,007,235
                                      ===================================================================================

                The accompanying notes are an integral part of these statements.
                                              F-6


                                             ONLINE ORIGINALS, INC.
                                          (A Development Stage Company)

                                        INTERIM STATEMENTS OF CASH FLOWS

                            PERIOD FROM NOVEMBER 18, 2005 (INCEPTION) TO MAY 31, 2008

                                                   (Unaudited)


                                                        Six month           Six month period           Date of Inception
                                                       period ended        ended May 31, 2007        (November 18, 2005) to
                                                       May 31, 2008                                       May 31, 2008
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss                                    $          (16,637)   $          (23,317)     $                 (71,083)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
     Depreciation and amortization                            1,814                 1,338                          5,528
Changes in Operating Assets and Liabilities
     Prepaid expenses                                             -                 3,750                            (93)
     Accounts payable and accrued liabilities                 1,189                (2,798)                         6,459
                                                 -----------------------------------------------------------------------
     Net Cash Used in Operating Activity                    (13,634)              (21,027)                       (59,189)
                                                 -----------------------------------------------------------------------

Cash Flows from Investing Activity
     Additions to capital assets                                  -                (6,836)                        (6,836)
     Additions to intangibles                                     -                     -                         (4,048)
                                                 -----------------------------------------------------------------------
     Net Cash Used in Investing Activities                        -                (6,836)                       (10,884)
                                                 -----------------------------------------------------------------------

Cash Flows From Financing Activity
    Issuance of common shares                                     -                     -                         95,000
    Offering costs                                                -                     -                        (14,501)
    Foreign currency translation adjustment                      18                   434                            625
                                                 -----------------------------------------------------------------------
    Net Cash Provided (Used) by Financing
    Activity                                                     18                   434                         81,124
                                                 -----------------------------------------------------------------------
Net (Decrease) Increase in Cash during the
Period                                                      (13,616)              (27,429)                        11,051

Cash, Beginning Of Period                                    24,667                54,596                              -
                                                 -----------------------------------------------------------------------

Cash, End Of Period                              $           11,051    $           27,167      $                  11,051
                                                 =======================================================================


Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                                $                -    $                -      $                       -
         Income taxes                            $                -    $                -      $                       -
                                                 =======================================================================

                        The accompanying notes are an integral part of these statements.
                                                      F-7



                                             ONLINE ORIGINALS, INC.
                                          (A Development Stage Company)

                              INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  MAY 31, 2008
                                                   (Unaudited)

                                                                               DEFICIT ACCUMULATED
                                               CAPITAL STOCK                                         ACCUMULATED
                               ---------------------------------------------
                                                                ADDITIONAL          DURING THE            COMPRE-
                                                                  PAID-IN          DEVELOPMENT            HENSIVE
                                  SHARES          AMOUNT          CAPITAL             STAGE                INCOME            TOTAL
                               ---------------------------------------------------------------------------------------------------
November 18, 2005 - Shares
  issued for cash at $0.01         1,800,000  $  1,800    $       16,200   $             -       $          -        $     18,000
November 28, 2005 - Shares
  issed for cash at $0.01            700,000       700             6,300                 -                  -               7,000
Net loss for the period
ended November 30, 2005                    -         -                 -            (2,680)                                (2,680)
                               ---------------------------------------------------------------------------------------------------

Balance, November 30, 2005         2,500,000     2,500            22,500            (2,680)                 -              22,320
                               ---------------------------------------------------------------------------------------------------

July 21, 2006 - Shares
issued for cash at 0.10, net         700,000       700            54,799                 -                  -              55,499
of offering costs of $14,501

Foreign currency translation
adjustment                                 -         -                 -                 -             (1,229)             (1,229)

Net loss for the year ended
November 30, 2006                          -         -                 -           (14,178)                               (14,178)
                               ---------------------------------------------------------------------------------------------------

Balance, November 30, 2006         3,200,000     3,200            77,299           (16,858)            (1,229)             62,412
                               ---------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -         -                 -                 -              1,836               1,836

Net loss for the year ended
November 30, 2007                          -         -                 -           (37,588)                 -             (37,588)
                               ---------------------------------------------------------------------------------------------------

Balance, November 30, 2007         3,200,000     3,200            77,299           (54,446)               607              26,660
                               ---------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -         -                 -                 -                 18                  18

Net loss for the period                    -         -                 -           (16,637)                 -             (16,637)
                               ---------------------------------------------------------------------------------------------------

Balance, May 31, 2008              3,200,000  $  3,200    $       77,299   $       (71,083)      $        625        $     10,041
                               ===================================================================================================

                        The accompanying notes are an integral part of these statements.
                                                      F-8

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2008
                                   (Unaudited)


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

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2008
                                   (Unaudited)

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

         h)   Use of Estimates

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2008
                                   (Unaudited)

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

                  Computer equipment                 3 years

         k)   Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at May 31, 2008 was $2,586 and amortization expense for the year ended November 30, 2007 was $1,911. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

         l)   Concentrations
              Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At May 31, 2008, approximately $11,051 of cash or cash equivalents were not insured by agencies of the U.S. Government.

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


     4.  BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has losses to date of approximately $71,083. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management believes that actions planned and presently being taken to revise its operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2008
                                   (Unaudited)

4.       COMMON STOCK

         The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

         During the six months ended May 31, 2008, the Company did not issue any shares of its common stock.

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
     November 30, 2007        54,446         Various          13,612                      (9,397)          -
          May 31,             16,637           2028           4,159                       (4,159)

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carry forward                                             (25%)
        Deferred income tax valuation allowance                         25%
                                                                 ---------------
        Actual tax rate                                                 0%
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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-QSB, our Quarterly Report of Form 10-QSB filed April 14, 2008, and our Annual Report on Form 10-KSB filed March 14, 2008..

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

Buyers are able to purchase art pieces from the website using different forms of payment. We are focusing on buyers and art collectors who are using the Internet to find what they are looking for. Members are able to enter the website, log into their account.

Principal Products and Services

We are developing an online art gallery/auction house that allows members and users to purchase original art pieces online. We currently do not have an inventory of art pieces. Eventually, the available artwork will include paintings, drawings, prints, and sculptures from artists, art owners and members of the site. Members of the site, one-time users and we will sell these pieces. Fees and commissions will be charged for the services we provide.

As we continue to develop our site, we will also include a member's only area where individuals will have access to educational material, special sales, and useful information about what is happening in the art community. Members will have the ability to interact with other members and sellers, giving a community feel to the website. Monthly membership fees will be charged.

Plan of Operation

We did not recognize revenues during the three month period ending May 31, 2008. We are continuing to contact both experienced and unpublished artists in order to introduce our marketing plan. We will continue to develop our membership program and have contacted the local tourist bureau in order to market our products though their international contacts.

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

We are continuing the sale of memberships and inventory items when available. We have no employees at the present time. We will continue to operate with very limited administrative support, and our current officers will continue to be responsible for all planning, developing and operational duties, without compensation, for at least the next six months. This will enable us to continue to preserve capital during this stage of our development.

We do not anticipate making any major purchases of capital assets, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next year.

Liquidity

At May 31, 2008, our cash balance was $11,051. In addition, we have prepaid expenses of $93. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At May 31, 2008, we had working capital of $4,685 compared to working capital of $19,490 at November 30, 2007. At May 31, 2008, our total assets consisted of cash $11,051, prepaid expenses of $93 and capital assets of $5,356. This compares with total assets at November 30, 2007 consisting of cash of $24,667, prepaid expenses of $93 and capital assets of $7,170.

At May 31, 2008, our total current liabilities increased to $6,459 from $5,270 at November 30, 2007. During the six months ended May 31, 2008, accounts payable and accrued liabilities increased by $1,189.

We recognized $1,760 in revenue during the six months ending May 31, 2008. Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

We believe our existing cash balances may not be sufficient to carry our normal operations to November 30, 200,8 our year end. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if require, will be available to our company or on acceptable terms.

Result of Operations

For The Three Months Ended May 31, 2008 Compared To The Three Months Ended May 31, 2007.

We did not recognize revenues from operational sales during the three months ending May 31, 2008. During the three months ended May 31, 2007, we did not recognize any revenues from operational activity.

During the three months ended May 31, 2008, we incurred operational expenses of $7,711 compared to operational expenses of $6,804 during the three months ended May 31, 2007. The increase of $907 is due to decreases of $1,875 in our consulting expense and $76 in our office and administration expenses offset by an increase in professional fees of $2,858. During the three months ended May 31, 2008, operational expenses consisted of professional fees of $6,482, office and administration expenses of $322, and amortization of $907.

We recognized a net loss of $7,711 for the three months ended May 31, 2008 compared to a net loss of $6,804 for the three months ended May 31, 2007. The increase of $907 was a result of the increase in operational expenses as discussed above.

For The Six Months Ended May 31, 2008 Compared To The Six Months Ended May 31, 2007

We recognized revenues of $1,760 from operational activity during the six months ended May 31, 2008 compared with no revenues during the six months ended May 31, 2007.

During the six months ended May 31, 2008, we incurred operating expenses of $18,397 compared to $23,317 during the six months ended May 31, 2007. The decrease of $4,920 is a result of our decreased operational activities primarily in our consulting and marketing efforts. During the six months ended May 31, 2008, operational expenses consisted of $14,803 in professional fees, $1,780 in office and administrative expenses and $1,814 in depreciation and amortization costs.

During the six months ended May 31, 2008, we recognized a net loss of $16,637 compared to a net loss of $23,317 for the six month period ended May 31, 2007. The decreased loss is a result of increased revenue of $1,760, increase of amortization of $476, offset by a decrease in consulting of $3,750, decrease in marketing of $8,461, increase in office and administration of $566 and increase in professional fees of $6,249.


Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures

The management of the Company has evaluated the effectiveness of the Registrant's disclosure controls and procedures as of the end of the period of the report dated May 31, 2008 and have concluded that the disclosure controls, internal controls, and procedures are effective based upon their evaluation as of the evaluation date.

b. Changes in Internal Control over Financial Reporting

There were no changes in the registrant's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the registrant's last fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of July, 2008.


                             ONLINE ORIGINALS, INC.


Date: July 11, 2008                 By: /s/ Gaye Adams
                                        --------------

                                    Name: Gaye Adams
                                    Title: President/CEO, principal executive
                                           officer



Date: July 11, 2008                 By: /s/ Gregory Adams
                                        -----------------

                                    Name: Gregory Adams
                                    Title: Chief Financial Officer, principal
                                           financial officer and principal
                                           accounting officer