Form 10QSB
period 2008-08-31
ONLINE ORIGINALS, INC
filed 2008-10-10
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 2008

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                             ONLINE ORIGINALS, INC.
             (Exact name of registrant as specified in its charter)


               Nevada                                      98-0479983
-------------------------------------             ------------------------------
   State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization                       Identification No.)


                 2470 St Rose Pkwy, Ste 304, Henderson, NV 89074
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (702) 818-5898

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

Number of shares issued and outstanding of the registrant's class of common stock as of September 22, 2008: 3,200,000 shares of common stock

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recognized revenue of $1,040 for the quarter ended August 31, 2008.

Transitional Small Business Disclosure Format:  Yes ____  No    X
                                                             ----


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                              Page
                                                                                             ----

            Balance Sheets                                                                    F-4

            Interim Statements of Operations                                               F-5 to F6

            Interim Statements of Cash Flows                                                  F-7

            Interim Statement of Changes in Stockholders' Equity                              F-8

            Notes to Interim Financial Statements                                         F-9 to F-12

Item 2.  Management's Discussion and Analysis                                                    13

Item 3.  Controls and Procedures                                                                 15

Item 3(A) T.  Controls and Procedures                                                            16


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                      16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable            16

Item 3.  Defaults upon Senior Securities - Not Applicable                                        16

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                    16

Item 5.  Other Information                                                                       16

Item 6.  Exhibits                                                                                17

SIGNATURES                                                                                       18

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                             ONLINE ORIGINALS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 August 31, 2008

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

      Interim Statements of Cash Flows                                 F-7

      Interim Statement of Changes in Stockholders' Equity             F-8

      Notes to Interim Financial Statements                        F-9 to F-12


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                         BALANCE SHEETS




                                                                                  August 31,          November 30, 2007
                                                                                     2008
                                                                                  (Unaudited)           (See Note 1)
 ASSETS

 Current Assets
    Cash                                                                    $        7,663       $        24,667
    Prepaid expense                                                                     93                    93
                                                                           ---------------------------------------------
    Total Current Assets                                                             7,756                24,760

 Computer Equipment, net of depreciation of $3,511                                   3,325                 5,034
 Website Development Costs, net of amortization of $2,923                            1,124                 2,136
                                                                           ---------------------------------------------
                                                                                     4,449                 7,170
                                                                           ---------------------------------------------

 TOTAL ASSETS                                                               $       12,205       $        31,930
 ------------                                                              =============================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES

 Current Liabilities
     Accounts payable                                                       $        4,565       $           270
    Accrued liabilities                                                              1,850                 5,000
                                                                           ---------------------------------------------
    Total Liabilities, all current                                                   6,415                 5,270
                                                                           ---------------------------------------------

Commitments and Contingencies (Note 4)

 STOCKHOLDERS' EQUITY

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,200,000 common shares as at August 31, 2008 and                          3,200                 3,200
          November 30, 2007, respectively
     Additional paid-in capital                                                     77,299                77,299
     Accumulated comprehensive income                                                  345                   607
 Deficit Accumulated During the Development Stage                                  (75,054)              (54,446)
                                                                           ---------------------------------------------
    Total Stockholders' Equity                                                       5,790                26,660
                                                                           ---------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       12,205       $        31,930
 ------------------------------------------                                =============================================


                The accompanying notes are an integral part of these statements.
                                               F-4


                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                            Three month period           Three month period
                                                   ended                       ended
                                                August 31,                   August 31
                                                   2008                         2007
                                      ----------------------------------------------------

Revenue                               $               1,040       $                    -
-------
                                      ----------------------------------------------------

Cost of Goods Sold                                        -                            -
                                      ----------------------------------------------------
                                                      1,040                            -
                                      ----------------------------------------------------
Expenses
     Amortization                                       907                          907
     Consulting                                           -                        1,875
     Marketing                                            -                            -
     Office and administration                          493                          596
     Organizational costs                                 -                            -
     Professional fees                                3,610                        3,250
                                      ----------------------------------------------------
                                                      5,010                        6,628
                                      ----------------------------------------------------

Net Loss From Operations                             (3,970)                      (6,628)
                                      ----------------------------------------------------

Other Income
     Interest Income                                      -                            -
                                      ----------------------------------------------------

Net Loss                              $              (3,970)      $               (6,628)
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
                                      ====================================================


        The accompanying notes are an integral part of these statements


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF OPERATIONS

                                           (Unaudited)


                                             Nine month period           Nine month period
                                                   ended                       ended                 Date of Inception
                                                August 31,                   August 31,           (November 18, 2005) to
                                                   2008                         2007                  August 31, 2008
                                      -----------------------------------------------------------------------------------

Revenue                               $               2,800       $                    -      $                 10,083
-------                               -----------------------------------------------------------------------------------

Cost of Goods Sold                                        -                            -                         5,379
                                      -----------------------------------------------------------------------------------
                                                      2,800                            -                         4,704
                                      -----------------------------------------------------------------------------------
Expenses
     Amortization                                     2,721                        2,245                         6,435
     Consulting                                           -                        5,625                         7,550
     Marketing                                            -                        8,461                         8,461
     Office and administration                        2,273                        1,810                         7,540
     Organizational costs                                 -                            -                           665
     Professional fees                               18,414                       11,804                        49,109
                                      -----------------------------------------------------------------------------------
                                                     23,408                       29,945                        79,760
                                      -----------------------------------------------------------------------------------

Net Loss From Operations                            (20,608)                     (29,945)                      (75,056)
                                      -----------------------------------------------------------------------------------

Other Income
     Interest Income                                      -                            -                             2
                                      -----------------------------------------------------------------------------------

Net Loss                              $             (20,608)      $              (29,945)     $                (75,054)
                                      ===================================================================================


Basic And Diluted Loss Per Share      $               (0.01)      $                (0.01)     $                  (0.03)
                                      ===================================================================================


Weighted Average Number Of Shares
Outstanding                                       3,200,000                    3,200,000                     3,024,656
                                      ===================================================================================


        The accompanying notes are an integral part of these statements.


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF CASH FLOWS


                                           (Unaudited)


                                                        Nine month         Nine month period           Date of Inception
                                                       period ended         ended August 31,         (November 18, 2005) to
                                                     August 31, 2008              2007                     August 31,
                                                                                                              2008
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss                                    $          (20,608)   $          (29,945)     $                 (75,054)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
     Depreciation and amortization                            2,721                 2,245                          6,435
Changes in Operating Assets and Liabilities
     Inventory                                                    -                (2,609)                             -
     Prepaid expenses                                             -                 5,626                            (93)
     Accounts payable and accrued liabilities
                                                              1,145                  (189)                         6,415
                                                 -----------------------------------------------------------------------
     Net Cash Used in Operating Activities                  (16,742)              (24,872)                       (62,297)
                                                 -----------------------------------------------------------------------

Cash Flows from Investing Activity
     Additions to capital assets                                  -                (6,836)                        (6,836)
     Additions to intangibles                                     -                     -                         (4,048)
                                                 -----------------------------------------------------------------------
     Net Cash Used in Investing Activities                        -                (6,836)                       (10,884)
                                                 -----------------------------------------------------------------------

Cash Flows From Financing Activity
    Issuance of common shares                                     -                     -                         95,000
    Offering costs                                                -                     -                        (14,501)
    Foreign currency translation adjustment                    (262)                  711                            345
                                                 -----------------------------------------------------------------------
    Net Cash (Used) Provided by Financing
                                                 -----------------------------------------------------------------------
Net (Decrease) Increase in Cash during the
Period                                                      (17,004)              (30,997)                         7,663

Cash, Beginning Of Period                                    24,667                54,596                              -
                                                 -----------------------------------------------------------------------

Cash, End Of Period                              $            7,663    $           23,599      $                   7,663
                                                 =======================================================================


Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                                $                -    $                -      $                       -
         Income taxes                            $                -    $                -      $                       -
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



                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                      INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                         AUGUST 31, 2008
                                           (Unaudited)

                                                                               DEFICIT ACCUMULATED
                                               CAPITAL STOCK                                         ACCUMULATED
                               ---------------------------------------------
                                                                ADDITIONAL          DURING THE            COMPRE-
                                                                  PAID-IN          DEVELOPMENT            HENSIVE
                                  SHARES          AMOUNT          CAPITAL             STAGE                INCOME          TOTAL
                               -----------------------------------------------------------------------------------------------------
November 18, 2005 - Shares
  issued for cash at $0.01         1,800,000  $      1,800    $   16,200   $             -       $          -        $     18,000
November 28, 2005 - Shares
  issued for cash at $0.01

Net loss for the period
ended November 30, 2005                    -             -             -            (2,680)                                (2,680)
                               -----------------------------------------------------------------------------------------------------

Balance, November 30, 2005         2,500,000         2,500        22,500            (2,680)                 -              22,320
                               -----------------------------------------------------------------------------------------------------

July 21, 2006 - Shares
issued for cash at 0.10, net         700,000           700        54,799                 -                  -              55,499
of offering costs of $14,501

Foreign currency translation
adjstment                                  -             -             -                 -             (1,229)             (1,229)

Net loss for the year ended
November 30, 2006                          -             -             -           (14,178)                               (14,178)
                               -----------------------------------------------------------------------------------------------------

Balance, November 30, 2006         3,200,000         3,200        77,299           (16,858)            (1,229)             62,412
                               -----------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -             -             -                 -              1,836               1,836

Net loss for the year ended
November 30, 2007                          -             -             -           (37,588)                 -             (37,588)
                               -----------------------------------------------------------------------------------------------------

Balance, November 30, 2007         3,200,000         3,200        77,299           (54,446)               607              26,660
                               -----------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -             -             -                 -               (262)               (262)

Net loss for the period                    -             -             -           (20,608)                 -             (20,608)
                               -----------------------------------------------------------------------------------------------------

Balance, August 31, 2008           3,200,000  $      3,200    $   77,299   $       (75,054)      $        345        $      5,790
                               =====================================================================================================



                The accompanying notes are an integral part of these statements.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                                   (Unaudited)


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

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                                   (Unaudited)

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                                   (Unaudited)

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

                  Computer equipment                 3 years

         k)   Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at August 31, 2008 was $2,923 and amortization expense for the year ended November 30, 2007 was $1,911. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

         l)   Concentrations
              Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At August 31, 2008, approximately $7,663 of cash or cash equivalents were not insured by agencies of the U.S. Government.

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


     4.  BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has accumulated deficit of $75,054 to date. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management believes that actions planned and presently being taken to revise its operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                                   (Unaudited)

4.       COMMON STOCK

         The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

         During the nine months ended August 31, 2008, the Company did not issue any shares of its common stock.


5.       INCOME TAXES

         The Company is subject to foreign and domestic income taxes. The Company has minimal income with net losses of $75,054 since inception, and therefore has paid no income tax.

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit

     November 30, 2007        54,446         Various          13,612                      (9,397)          -
        August 31,            20,608           2028           5,152                       (5,152)          -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carry forward                                              (25%)
        Deferred income tax valuation allowance                          25%
                                                                  --------------
        Actual tax rate                                                  0%
                                                                  ==============

6.       RELATED PARTY TRANSACTIONS

      The Company uses the offices of its President for minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive, uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-QSB, our Quarterly Report of Form 10-QSB filed July 14, 2008, our Quarterly Report of Form 10-QSB filed April 14, 2008, and our Annual Report on Form 10-KSB filed March 14, 2008.

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

Buyers are able to purchase art pieces from the website using different forms of payment. We are focusing on buyers and art collectors who are using the Internet to find what they are looking for. Members are able to enter the website and log into their account.

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

Plan of Operation

We recognized revenues of $2,800 during the nine month period ending August 31, 2008. We are continuing to contact both experienced and unpublished artists in order to introduce our marketing plan. We will continue to develop our membership program and have contacted the local tourist bureau in order to market our products though their international contacts.

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

We are continuing the sale of memberships and inventory items when available. We have no employees at the present time. We will continue to operate with very limited administrative support. Our current officers will continue without compensation, for at least the next three months. This will enable us to continue to preserve capital during this stage of our development.

We do not anticipate making any major purchases of capital assets, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next year.

Liquidity

At August 31, 2008, our cash balance was $7,663. In addition, we have prepaid expenses of $93. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At August 31, 2008, we had working capital of $1,341 compared to working capital of $19,490 at November 30, 2007. At August 31, 2008, our total assets consisted of cash $7,663, prepaid expenses of $93 and capital assets of $4,449. This compares with total assets at November 30, 2007 consisting of cash of $24,667, prepaid expenses of $93 and capital assets of $7,170.

At August 31, 2008, our total current liabilities increased to $6,415 from $5,270 at November 30, 2007. During the nine months ended August 31, 2008, accounts payable and accrued liabilities increased by $1,145.

We recognized $2,800 in revenue during the nine months ending August 31, 2008. Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

We believe our existing cash balances may not be sufficient to carry our normal operations to November 30, 2008, our year end. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if require, will be available to our company or on acceptable terms.

Result of Operations

For The Three Months Ended August 31, 2008 Compared To The Three Months Ended August 31, 2007.

We recognized revenues of $1,040 from operational sales during the three months ending August 31, 2008. During the three months ended August 31, 2007, we did not recognize any revenues from operational activity.

During the three months ended August 31, 2008, we incurred operational expenses of $5,010 compared to operational expenses of $6,628 during the three months ended August 31, 2007. The decrease of $1,618 is due to decreases of $1,875 in our consulting expense and $103 in our office and administration expenses offset by an increase in professional fees of $360. During the three months ended August 31, 2008, operational expenses consisted of professional fees of $3,610, office and administration expenses of $493, and amortization of $907.

We recognized a net loss of $3,970 for the three months ended August 31, 2008 compared to a net loss of $6,628 for the three months ended August 31, 2007. The decrease of $2,658 was a result of the decrease in operational expenses and an increase in revenue from operations as discussed above.

For The Nine Months Ended August 31, 2008 Compared To the Nine Months Ended August 31, 2007

We recognized revenues of $2,800 from operational activity during the nine months ended August 31, 2008 compared with no revenues during the nine months ended August 31, 2007.

During the nine months ended August 31, 2008, we incurred operating expenses of $23,408 compared to $29,945 during the nine months ended August 31, 2007. The decrease of $6,537 is a result of our decreased operational activities primarily in our consulting and marketing efforts offset by an increase of our professional fees and office and administration expenses. During the nine months ended August 31, 2008, operational expenses consisted of $18,414 in professional fees, $2,273 in office and administrative expenses and $2,721 in depreciation and amortization costs.

During the nine months ended August 31, 2008, we recognized a net loss of $20,608 compared to a net loss of $29,945 for the nine month period ended August 31, 2007. The decreased loss is a result of increased revenue of $2,800, increase of amortization of $476, increase in office and administration of $463, and increase in professional fees of $6,610 offset by a decrease in consulting of $5,625 and a decrease in marketing of $8,461.


Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

ITEM 4T. CONTROLS AND PROCEDURES

There have been no changes in the issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the issuer's internal control over financial reporting.


                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

None.


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


Item 3. DEFAULTS UPON SENIOR SECURITIES

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

ITEM 5.02 - DEPATURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

Effective August 29, 2008, Shari Sookarookoff was appointed a director of the Company.

Effective September 12, 2008, Gaye Adams resigned as President and as a director of the Company. Also effective September 12, 2008, Shari Sookarookoff was appointed President of the Company, and Ruth Saunders was appointed a director of the Company.

SHARI SOOKAROOKOFF, age 32

Ms. Sookarookoff will oversee the designing, creation and maintenance of the Company's website and will perform any other duties necessary to make our business a success.

Since 1994, Ms. Sookarookoff has been employed by Alberta Forest Products Shippers Association, a freight broker located in Edmonton, Alberta, Canada that is dedicated to facilitate the freight requirements of numerous lumber mills in the Province of Alberta, Canada. In June 1999, she was promoted to traffic coordinator.

In July 2002, Ms. Sookarookoff left Alberta Forest Products Shippers Association for her present position with Spruce Land Millworks (located in Spruce Grove, Alberta, Canada) as manager of the shipping department, resourcing her accumulated knowledge within the truck brokerage industry.

Ms. Sookarookoff is not an officer or director of any other reporting company that files annual, quarterly or periodic reports with the United States Securities and Exchange Commission.

RUTH SAUNDERS, age 33

September 1995 Ms. Saunders began studies at Grant MacEwan College in Edmonton, graduating in 1997 with a Journalism Diploma. Ms. Saunders was a Journalist for ten (10) years. She worked first with the Hinton Parklander in Hinton, Alberta, for 3 years and then with the Wetaskiwin Times Advertiser in Wetaskiwin, Alberta, from 2001 though 2007.

In September 2007, Ms. Ruth Saunders began full-time studies at Grant MacEwan College in Edmonton, Alberta. In June 2008 she completed her studies and received a Diploma in Public Relations. She is presently working as a Communications Practitioner (Writer) at Alberta Health and Wellness in the work category.

Ms. Saunders is not an officer or director of any other reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.


Item 6. Exhibits

(a) Pursuant to Item 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of October, 2008.


                                    ONLINE ORIGINALS, INC.


Date: October 10, 2008              By: /s/ Shari Sookarookoff
                                        ----------------------

                                    Name: Shari Sookarookoff
                                    Title: President/CEO, principal executive officer



Date: October 10, 2008              By: /s/ Gregory Adams
                                        -----------------

                                    Name: Gregory Adams
                                    Title: Chief Financial Officer, principal financial officer and principal accounting officer