Form 10-K
period 2008-11-30
ONLINE ORIGINALS, INC
filed 2009-03-10
CIK 1357878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended November 30, 2008

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

            57113 -2020 Sherwood Drive, Sherwood Park, Albert T8A 3H9
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (780) 668-7422


Securities registered under Section 12(b)               Name of each exchange on
        of the Exchange Act:                                which registered
        Title of each class                                        None
               None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The Company recognized net revenues of $2,800 for its most recent fiscal year

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of November 30, 2008: $70,000

Number of common voting shares outstanding as of November 30, 2008: 3,200,000

Transitional Small Business Disclosure Format:  Yes [_]  No  [X]

         DOCUMENTS INCORPORATED BY REFERENCE - Form 10-QSB filed on October 10, 2008, our Form 10-QSB filed on July 14, 2008, our Form 10-QSB filed on April 14, 2008 and as described in this Form 10-K annual report.

                                TABLE OF CONTENTS


                                                                            Page


PART I
Item 1.  Description of Business                                               4
Item 2.  Description of Property                                               6
Item 3.  Legal Proceedings                                                     7
Item 4.  Submission of Matters to a Vote of Security Holders                   7

PART II
Item 5.  Market For  Common Equity and Related Stockholder Matters             7
Item 6.  Management's Discussion and Analysis or Plan of Operation             9
Item 7.  Financial Statements                                                 12
Item 8.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                24
Item 8A.  Controls and Procedures                                             24
Item 8A(T).  Controls and Procedures                                          24
Item 8B.  Other Information                                                   25

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                    25
Item 10. Executive Compensation                                               27
Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          27
Item 12. Certain Relationships and Related Transactions and Director
         Independence                                                         28
Item 13. Exhibits                                                             28
Item 14. Principal Accountant Fees and Services                               28
Signatures                                                                    30

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Online Originals, Inc. ("Online" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, achieve a listing on the over the counter bulletin board, raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the SEC.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

We incorporated as Online Originals, Inc. (hereinafter referred to as Online) on November 18th, 2005 in the State of Nevada. Our principal executive offices are located at 57113 -2020 Sherwood Drive, Sherwood Park, Alberta T8A 3H9. Telephone number is (780) 668-7422. Our fiscal year end is November 30th.

Business of Issuer

We are developing an online art gallery/auction house that allows members and customers to bid on and purchase pieces of art. The website will showcase varieties of art ranging from paintings, drawings, prints, and sculptures. We maintain our website at www.artbyonlineoriginals.com, which is not incorporated in and is not a part of this report. Inventory pieces will be purchased at wholesale prices in lots, to be sold at retail prices. Eventually the available artwork will include paintings, drawings, prints, and sculptures from artists, art owners and members of the site. Members of the site and one-time users will offer art pieces for sale and we will facilitate the sale of these pieces. Fees and commissions will be charged for the services we provide.

Our target clientele is the artistic community and those who enjoy purchasing, learning, and discussing art. We are focusing on buyers and art collectors who are using the internet to find what they are looking for. Members will be able to enter the website, log into their account and see pieces that will be featured for the week.

As we develop, we anticipate that we will have a dialogue on the pieces giving the history and description which will act as an educational tool and encourage individuals to visit the site frequently. Featured artists, periods of time, and styles are planned to be part of these weekly features. We believe that having these aspects on the site will boost participation and facilitate community.

As we continue to develop our site, we will also include a member's only area where individuals will have access to educational material, special sales, and useful information about what is happening in the art community. Members will have the ability to interact with other members and sellers, giving a community feel to the website. Monthly membership fees will be charged.

Principal Products and Services

Currently, our available art are pieces from artists, art owners, and members of the site, as well as one-time users looking to sell a single piece through our gallery/auction website.

As we continue to develop, we will showcase original pieces of art from unknown artists in the industry as well as established artists. Prints will also be available for individuals looking for a piece that can otherwise only be found in a gallery. We will continually add to our collection of art pieces, following the demand of the members and listening to what they are looking for.

The Market

Our primary target market is North America, but we will be pleased to provide service to members and clients around the world. The key demographic that we are targeting will be art purchasers and art enthusiasts - individuals of all ages, races and social structures. Internet marketing will be used as the primary source to bring traffic to the website. We plan to offer programs for businesses whereby advertising is based on a pay per click format rather than a weekly or monthly bases. Print and direct mail make up the other area of marketing and promotions.

Competition and Competitive Strategy

There are a number of social networking internet sites as well as auction sites, but few, we believe, that are focused on the creative artist market. We intend to be differentiated from the other websites by offering services specifically to art purchasers and art enthusiasts. Members will be able to narrow their searches by artist, style and/or year. Our competitive advantage will be gained by providing a high service level and accommodating the wishes of the members and guests to out website.

In addition, there are various shops and stores that sell art. Our strategy is to make it as easy as possible for consumers to purchase art pieces without having to leave the comfort of their home. Rather than spend time going to different shops in search of a specific item, our members will have the ability to view thousands of available art pieces from their home computer.

Distribution

As a start-up company, our competitive position within the industry is poor. The challenge before us is to build our business and establish it as a viable going concern.

At this time, our focus is internet marketing through our website. When we have available cash from sales revenue, we will focus on alternate forms of marketing. They may include several key forms of internet advertising such as pay-per click and cross promotions with other websites who are targeting the same demographic groups. We believe these forms of advertising are much more specific and cost effective than a newspaper ad or other forms of advertising. By having a strong presence on the Internet, our marketing costs will remain low and cross promotions will allow our name and services to reach a wide audience.

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

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

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

Compliance with Environmental Laws

There are no environmental laws that have been enacted that would affect our business, nor are we aware of any such laws being contemplated in the future that address issues specific to our business.

Facilities

We do not own or rent facilities of any kind. At present operations are being conducted from the offices of our President, and she provides this space free of charge. We will continue to use this space for executive offices for the foreseeable future.

Employees

Our officers and directors are responsible for planning, developing and operational duties and will continue to do so throughout the early stages of our growth. We have no intentions in hiring any employees until our business has sufficient and reliable revenue from operations. Human resources planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization. We do not expect to hire any employees during the next year of operations.


ITEM 2.  DESCRIPTION OF PROPERTY.

We do not own or rent facilities of any kind. At present we are operating from our principal office that is located within the offices of our President, who provides this space free of charge.

We do not have any manufacturing plants and have minimal equipment for the operation of our business.

Investment Policies

We do not have any investments in real estate or interest in real estate or investments real estate mortgages. We also do not have any investments in any securities of or interests in persons primarily engaged in real estate activities.

Description of Real Estate and Operating Data

None


ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not yet held our annual shareholders' meeting or submitted any matters to a vote of shareholders during the fiscal year to which this Annual Report pertains.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Equity and Related Stockholder Matters

(a)  Market Information


Our Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). On August 7, 2008, we began trading on the over the counter bulletin board under the symbol "OLOI." During the period of August 7, 2008 through November 30, 2008, our shares have not traded. As of January 31, 2009, no trades for our stock have taken place on the OTC/BB.

(b)  Holders

As of January 31, 2009, there were approximately forty-three (43) holders of record of our common stock.

(c)  Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

(d)  Securities authorized for issuance under equity compensation plans

None.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a history of our sales of unregistered securities since our incorporation on November 18, 2005.

On November 18, 2005, Gaye Adams, founder of our company and as a member of the board of directors, purchased by subscription, 1,800,000 shares of common stock from our company for $18,000. On November 28th, 2005, a private offering was completed, under which Greg Adams, a current member of the board of directors, purchased 700,000 shares of common stock by subscription at a price of $0.01 per share for $7,000.

There were no promoters being used in relation to this offering. No person who may, in the future, be considered a promoter of this offering, will receive or expect to receive assets, services or other considerations from our company. No assets will be, nor expected to be, acquired from any promoter on behalf of the company. We have not entered into any agreements that require disclosure to the shareholders.

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

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

As previously reported, on May 12, 2006 our Registration Statement on Form SB-2, commission file number 333-133347, became effective, and on July 21, 2006, we completed a maximum offering of 700,000 common shares at a price of $0.10 per share. On August 7, 2008, we obtained regulatory approval to post our common shares for trading on the OTC/BB under the trading symbol "OLOI".

All of the proceeds from our offering have been spent and have been used to fund our operations as described in the SB-2 offering document incorporated by reference herein.

As of the date of this Form 10-K Annual Report, there are 3,200,000 issued and outstanding shares of common stock of which 2,500,000 shares are held by our officers and directors.

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

None.

Stock Purchase Options

None.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary and Forward-Looking Statements

In addition to statements of historical fact, this Form 10-K contains forward-looking statements. The presentation of future aspects of Online Originals, Inc. (the "Company" or "Issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company actual results to be materially different from any future results expressed or implied by the Company in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:

(a)  volatility or decline of the Company's stock price;

(b)  potential fluctuation in quarterly results;

(c)  failure of the Company to earn revenues or profits;

(d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(e)  failure to make sales on an increasing basis;

(f)  rapid and significant changes in markets;

(g)  litigation with or legal claims and allegations by outside parties;

(h)  insufficient revenues to cover operating costs.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K filed by the Company.

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K; our Form 10-QSB filed on October 10, 2008, our Form 10-QSB filed on July 14, 2008, our Form 10-QSB filed on April 14, 2008, and our Form SB-2 Registration Statement filed on April 18, 2006.

Our registered public accounting firm's audit report on our consolidated financial statements as of November 30, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below.

During the year ended November 30, 2008, we continued operations that earned revenue in the form of commission sales. We are continuing the management of our website which is our main source of promotion and facilitation for our members. It outlines the services, description of art pieces, artists, and ordering instructions. We are continuing to contact both experienced and unpublished artists in order to introduce our marketing plan. We will continue to develop our membership program and have contacted the local tourist bureau in order to market our products though their international contacts.

In September 2008, a new president was appointed and third director was added to our Board of Directors. We are actively seeking to add new products and/or services that we can offer through our website. Mr. Adams, now having completed his academic studies, will endeavor to cultivate new members and corporate contacts. Ms. Saunders plans to assist us in putting together a new marketing strategy.

We have no employees at the present time. We will continue to operate with very limited administrative support as our current officers continue to be responsible for developing and operational duties, without compensation, for at least the next 12 months.

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

We believe we do not have sufficient cash resources to satisfy our needs through the end of February 2009. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

In addition, the United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

At November 30, 2008, we had a working capital deficit of $6,068 compared to working capital of $19,490 at November 30, 2007. At November 30, 2008, our total assets consisted of cash of $4,904, prepaid expenses of $93 and capital assets of $3,542. This compares with our total assets at November 30, 2007, which consisted of cash of $24,667, prepaid expenses of $93 and capital assets of $7,170.

At November 30, 2008, our total current liabilities, consisting of accounts payable of $4,565 and accrued liabilities of $6,500, increased to $11,065 from $5,270 consisting of accounts payable of $270 and accrued liabilities of $5,000 at November 30, 2007.

We recognized $2,800 in revenues during the fiscal year ending November 30, 2008, compared to revenues of $6,970 during the year ended November 30, 2007. The $4,170 decrease in revenue was a result of our decreased sales during the year ended November 30, 2008. During the year ended November 30, 2008, our gross margin was $2,800. During the year ended November 30, 2007, we had cost of goods sold of $5,269 resulting in a gross margin of $1,701. During the year ended November 30, 2008, there was no cost of goods sold since the revenue was from commission sales.

We have recognized $10,083 in revenue since our inception. Our short and long term survival is dependent on funding from increased sales of products and services, sales of securities as necessary or from shareholder loans.

Result of Operations

We recognized $2,800 in revenues during the fiscal year ending November 30, 2008, compared to revenues of $6,970 during the year ended November 30, 2007. The $4,170 decrease in revenue was a result of our decreased sales during the year ended November 30, 2008. During the year ended November 30, 2008, our gross margin was $2,800. During the year ended November 30, 2007, we had cost of goods sold of $5,269 resulting in a gross margin of $1,701. During the year ended November 30, 2008, there was no cost of goods sold since the revenue was from commission sales.

During the year ended November 30, 2008, we incurred expenses of $31,250 compared to expenses of $39,289 for the year ended November 30, 2007. The decrease of $8,039 was a result of decreased operations over the prior year. The principal component of losses in 2008 was professional fees of $24,318, office and administration expenses of $3,304 and amortization costs of $3,628 compared with the principal component losses in 2007 being professional fees of $18,656, office and administration expenses of $2,145, marketing expenses of $8,461, consulting expenses of $6,875 and amortization costs of $3,152.

We  recognized  a net loss of  $28,450  for the year  ended  November  30,  2008 compared to a net loss of $37,588 for the year ended November 30, 2007. From inception to November 30, 2008 we have incurred a net loss of $82,896. The principal components of losses were professional fees of $55,012, office and administration expenses of $8,572, marketing costs of $8,461, cost of goods sold of $5,379, consulting fees of $7,550, organizational costs of $665, and depreciation and amortization of $7,342.

As of January 31, 2009, our net cash balance is approximately $2,500. In addition, we have prepaid expenses of $93. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balance is not sufficient to carry our normal operations for the next 12 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

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

The financial statements required by this Item begin on Page F-12 of this Form 10-K, and include:

Report of Independent Registered Public Accounting Firm;

Balance Sheets;

Statements of Operations, Statements of Cash Flows, Statement of Stockholders' Equity (Deficit); and

Notes to Financial Statements.

                             ONLINE ORIGINALS, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                November 30, 2008




                                                                      Page
Report of Independent Registered Public Accounting Firm               F-13

Financial Statements:

         Balance Sheets                                               F-14

         Statements of Operations                                 F-15 to F-16

         Statements of Cash Flows                                     F-17

         Statement of Stockholders' Equity (Deficit)                  F-18

         Notes to Financial Statements                            F-19 to F-23

             Report of Independent Registered Public Accounting Firm


Board of Directors
Online Originals, Inc.


We have audited the accompanying balance sheets of Online Originals, Inc., as of November 30, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the two years ended November 30, 2008 and 2007, and the period from November 18, 2005 (inception) to November 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Originals, Inc. as of November 30, 2008 and 2007, and the results of its operations and cash flows for the two years ended November 30, 2008 and 2007, and the period from November 18, 2005 (inception) to November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has minimal business operations to date and has losses to date of approximately $82,900, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
February 25, 2009


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                         BALANCE SHEETS




                                                                               November 30, 2008      November 30, 2007

 ASSETS

 Current Assets
    Cash                                                                    $        4,904       $        24,667
    Prepaid expense                                                                     93                    93
                                                                           ------------------------------------------
    Total Current Assets                                                             4,997                24,760

 Computer Equipment, net of depreciation of $4,081 and $1,802                        2,755                 5,034
 Website Development Costs, net of amortization of $3,261 and $1,911
                                                                                       787                 2,136
                                                                           ------------------------------------------

 TOTAL ASSETS                                                               $        8,539       $        31,930
                                                                           ==========================================

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 LIABILITIES

 Current Liabilities
     Accounts payable                                                       $        4,565       $           270
    Accrued liabilities                                                              6,500                 5,000
                                                                           ------------------------------------------
    Total Liabilities, all current                                                  11,065                 5,270
                                                                           ------------------------------------------

Commitments and Contingencies (Notes 3, 5 and 6)

 STOCKHOLDERS' EQUITY (DEFICIT)

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,200,000 common shares                                                    3,200                 3,200

     Additional paid-in capital                                                     77,299                77,299
     Accumulated comprehensive (loss)                                                 (129)                  607
 Deficit Accumulated During the Development Stage                                  (82,896)              (54,446)
                                                                           ------------------------------------------
    Total Stockholders' Equity (Deficit)                                            (2,526)               26,660
                                                                           ------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $        8,539       $        31,930
                                                                           ==========================================

                The accompanying notes are an integral part of these statements.


                                               15


                                             ONLINE ORIGINALS, INC.
                                          (A Development Stage Company)

                                            STATEMENTS OF OPERATIONS




                                                                                                 Cumulative amounts
                                                                                               from Date of Inception
                                                  Year Ended                 Year Ended        on November 18 2005 to
                                                 November 30,            November 30, 2007        November 30, 2008
                                                     2008
                                          ---------------------------------------------------------------------------

Revenue                                   $             2,800       $              6,970      $                10,083
                                          ---------------------------------------------------------------------------

Cost of Goods Sold                                          -                      5,269                        5,379
                                          ---------------------------------------------------------------------------
                                                        2,800                      1,701                        4,704
                                          ---------------------------------------------------------------------------
Expenses
     Amortization                                       3,628                      3,152                        7,342
     Consulting                                             -                      6,875                        7,550
     Marketing                                              -                      8,461                        8,461
     Office and administration                          3,304                      2,145                        8,572
     Organizational costs                                   -                          -                          665
     Professional fees                                 24,318                     18,656                       55,012
                                          ---------------------------------------------------------------------------
                                                       31,250                     39,289                       87,602
                                          ---------------------------------------------------------------------------

Net Loss From Operations                              (28,450)                   (37,588)                     (82,898)
                                          ---------------------------------------------------------------------------

Other Income
     Interest Income                                        -                          -                            2

Net Loss For The Period                   $           (28,450)      $            (37,588)     $               (82,896)
                                          ===========================================================================


Basic And Diluted Loss Per Share          $             (0.01)      $               (0.01)    $                 (0.03)
                                          ===========================================================================


Weighted Average Number Of Shares
Outstanding                                         3,200,000                  3,200,000                    3,039,044
                                          ===========================================================================

        The accompanying notes are an integral part of these statement.

                                      F-16


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                    STATEMENTS OF CASH FLOWS




                                                                                                    Cumulative amounts from
                                                        Year ended             Year ended             Date of Inception on
                                                     November 30 2008      November 30, 2007          November 18, 2005 to
                                                                                                       November 30, 2008
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss                                    $          (28,450)   $          (37,588)     $                 (82,896)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
     Depreciation and amortization                            3,628                 3,152                          7,342
     Inventory                                                    -                 2,660                              -
     Prepaid expenses                                             -                 6,875                            (93)
     Accounts payable and accrued liabilities                 5,795                   (28)                        11,065
                                                 ----------------------------------------------------------------------------
     Cash (Used in) Operating Activities                    (19,027)              (24,929)                       (64,582)
                                                 ----------------------------------------------------------------------------

Cash Flows from Investing Activities
     Additions to capital assets                                  -                (6,836)                        (6,836)
     Additions to intangibles                                     -                     -                         (4,048)
                                                 ----------------------------------------------------------------------------
     Net Cash (Used in) Investing Activities                      -                (6,836)                       (10,884)
                                                 ----------------------------------------------------------------------------

Cash Flows From Financing Activities
    Issuance of common shares                                     -                     -                         95,000
    Offering costs                                                -                     -                        (14,501)
    Foreign currency translation adjustment                    (736)                1,836                           (129)
                                                 ----------------------------------------------------------------------------
    Net Cash Provided by (Used in) Financing
    Activities                                                 (736)                1,836                         80,370
                                                 ----------------------------------------------------------------------------
(Decrease) Increase in Cash during the Period               (19,763)              (29,929)                         4,904

Cash, Beginning Of Period                                    24,667                54,596                              -
                                                 ----------------------------------------------------------------------------

Cash, End Of Period                              $            4,904    $           24,667      $                   4,904
                                                 ============================================================================


Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                                $                -    $                -      $                       -
         Income taxes                            $                -    $                -      $                       -
                                                 ============================================================================

                The accompanying notes are an integral part of these statements.


                                              F-17


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

           For the Period from November 18, 2005 (Inception) through November 30, 2008


                                                                             DEFICIT ACCUMULATED
                                              CAPITAL STOCK                                          ACCUMULATED
                               -------------------------------------------
                                                              ADDITIONAL          DURING THE            COMPRE-
                                                                PAID-IN          DEVELOPMENT            HENSIVE
                                 SHARES          AMOUNT         CAPITAL             STAGE            INCOME (LOSS)         TOTAL
                               -----------------------------------------------------------------------------------------------------

November 18, 2005 - Shares
  issued for cash at $0.01        1,800,000  $      1,800   $       16,200   $             -       $          -        $     18,000

November 28, 2005 - Shares
  issued for cash at $0.01          700,000           700            6,300                 -                  -               7,000

Net loss for the period
ended November 30, 2005                   -             -                -            (2,680)                                (2,680)
                               -----------------------------------------------------------------------------------------------------

Balance, November 30, 2005        2,500,000         2,500           22,500            (2,680)                 -              22,320

July 21, 2006 - Shares
  issued for cash at 0.10,          700,000           700           54,799                 -                  -              55,499
  net of offering costs
  of $14,501

Foreign currency translation
Net loss for the year ended
November 30, 2006                         -             -                -           (14,178)                               (14,178)
                               -----------------------------------------------------------------------------------------------------

Balance, November 30, 2006        3,200,000         3,200           77,299           (16,858)            (1,229)             62,412

Foreign currency translation
Net loss for the year ended
November 30, 2007                         -             -                -           (37,588)                 -             (37,588)
                               -----------------------------------------------------------------------------------------------------

Balance, November 30, 2007        3,200,000  $      3,200   $       77,299   $       (54,446)      $        607        $     26,660

Foreign currency translation
Net loss for the year ended
November 30, 2008                         -             -                -           (28,450)                 -             (28,450)
                               -----------------------------------------------------------------------------------------------------

Balance, November 30, 2008        3,200,000  $      3,200   $       77,299   $       (82,896)      $       (129)       $     (2,526)
                               =====================================================================================================

                The accompanying notes are an integral part of these statements.


                                              F-18

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2008


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

        b)    Income Taxes
              The Company adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. At November 30, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2008

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

         e)   Revenue Recognition
              It is the Company's policy that revenue is recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured. Revenue recognition from consignment inventory consists of commission income.

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

              Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
              ii) Non-monetary assets and liabilities, and equity at historical rates, and
              iii) Revenue and expense items at the average rate of exchange pre -vailing during the period.

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

         h)   Comprehensive Income (Loss)
              The Company adopted  Statement of Financial  Accounting  Standards
              (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

         i)   Use of Estimates
              The preparation of the Company's financial statements are in conformity with generally accepted accounting principles which

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2008

              requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

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

                  Computer equipment                 3 years

         l)   Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at November 30, 2008 was $3,261 and amortization expense for the year ended November 30, 2008 was $1,349. Estimated future amortization for the website is estimated to be $788 for the year ending November 30, 2009. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

         m)   Concentrations
              Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At November 30, 2008, approximately $4,904 of cash or cash equivalents was not insured by agencies of the U.S. Government.

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


     3.  BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has losses at November 30, 2008 of approximately $82,900. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2008

         success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management is actively seeking to add new products and/or services in order to show profitability. In addition, one of the members of the board of directors has agreed to loan funds to the Company if needed. To date, due to the continued economic conditions, they have not yet been able to find products and services that would contribute to their business. We believe that actions planned and presently being taken to revise its operating and financial requirements will provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties


4.       COMMON STOCK

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                   Estimated Tax                  Change in
                    Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
  Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit

November 30, 2007        54,446         Various          13,612                      (9,397)          -
November 30, 2008        28,450           2028           7,112                       (7,112)          -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carry forward                                               (25%)
        Deferred income tax valuation allowance                           25%
                                                                     -----------
                                                                     -----------
        Actual tax rate                                                   0%
                                                                     ===========

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2008

6. RELATED PARTY TRANSACTIONS

      The Company uses the offices of its President for minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. Controls and procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 14, 2008. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective as of November 30, 2008.


ITEM 8(A)T.  INTERNAL CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting


Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on that evaluation, our management concluded that, as of November 30 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency:

        - The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B. Other Information

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Effective September 12, 2008, Gaye Adam resigned from the Company Board of Directors. She also resigned as the Company's President and Chief Executive Officer, at that time.

On September 12, 2008, Shari Sookarookoff was appointed as a director and as President and Chief Executive Officer of the Company. Ruth Saunders was also appointed as a director of the Company.

Greg Adams was reappointed as a director and as Secretary/Treasurer and Chief Financial Officer of the Company.

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company, as of the date of this filing:

     Name                        Age         Offices Held

     Shari Sookarookoff          30          Director, CEO, President
     Greg Adams                  26          Director, CFO, Secretary, Treasurer
     Ruth Saunders               33          Director


SHARI SOOKAROOKOFF, CEO, PRESODENT, MEMBER OF THE BOARD

Shari Sookarookoff has served as President and Director since September 12, 2008. The term of her office is for two years and is thereafter renewable on an annual basis.

Since 1994, Ms. Sookarookoff has been employed by Alberta Forest Products Shippers Association, a freight broker located in Edmonton, Alberta, Canada that is dedicated to facilitate the freight requirements of numerous lumber mills in the Province of Alberta, Canada. In June 1999, she was promoted to traffic coordinator.

In July 2002, Ms. Sookarookoff left Alberta Forest Products Shippers Association for her present position with Spruce Land Millworks (located in Spruce Grove, Alberta, Canada) as manager of the shipping department. Resourcing her accumulated knowledge within the truck brokerage industry.

Ms. Sookarookoff is not an officer or director of any other reporting company that files annual, quarterly or periodic reports with the United States Securities and Exchange Commission.

GREGORY ADAMS, CFO, SECRETARY/TREASURER, MEMBER OF THE BOARD

Greg Adams has served as CFO, Secretary/Treasurer, and Director since November 28, 2005. The term of his office is for two years and is thereafter renewable on an annual basis.

Mr. Adams has been an independent contractor in the field of animation since April 2006. In April 2006, he graduated with a Diploma in Commercial Animation from Capilano University (Formerly Capilano College) .in British Columbia, Canada. The focus of his course was commercial animation. Prior to registering at Capilano College in January 2003, he received diplomas for life drawing and portraiture courses at Vancouver Academy of Art in 2002, and completed part time drawing courses at Capilano College, in December 2001. Mr. Adams completed his senior secondary education in Salmon Arm, British Columbia in June 2001.

Mr. Adams has computer experience using Windows 98/ME/XP, Adobe After Effects, Adobe Photoshop CS 2, Kinetix 3D Studio Max 3.0+, Macromedia Flash MX & Flash MX 2004, and Adobe Premiere 6.0. As part of his curriculum at Capilano College, Mr. Adams developed a Flash based website to showcase his portfolio.

RUTH SAUNDERS, MEMBER OF THE BOARD

Ruth Saunders has served as Director since September 12, 2008. The term of her office is for two years and is thereafter renewable on an annual basis.

Since graduating in the spring of 2008 with a Diploma in Public Relations from Grant MacEwan College in Edmonton, Ms. Saunders has been employed by Alberta Health and Wellness in their public relations department.

After having received a Journalism Diploma in 1997 from Grant MacEwan College, Ms. Saunders was a Journalist for ten (10) years. She worked first with the Hinton Parklander in Hinton, Alberta, for 3 years and then with the Wetaskiwin Times Advertiser in Wetaskiwin, Alberta, from 2001 though 2007.

Ms. Saunders is not an officer or director of any other reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

GAYE ADAMS

Ms. Adams served as CEO, President, and Director from November 18, 2005 until her resignation on September 12, 2008. Ms. Adams also served as the Secretary/Treasurer from November 18th, 2005 until her resignation date of November 28th, 2005. Her son, Gregory Adams is presently serving as Secretary/Treasurer and is also a member of the Board.

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


Significant Employees

None.


Family Relationships

Gaye Adams and Gregory Adams are mother and son.


Involvement in Certain Legal Proceedings

None.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is a director or executive officer or who beneficially holds more than ten percent (10%) of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended November 30, 2008, there were no filing delinquencies.

Code of Ethics

We have not yet prepared a written code of ethics and employment standards. We have only recently commenced operations. We expect to implement a Code of Ethics during the current fiscal year.

Corporate Governance; Audit Committee Financial Expert

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board of Directors currently does not have an independent audit committee. Our Board of Directors currently has only one (1) independent member, and thus, does not have the ability to create a proper independent audit committee.


ITEM 10. EXECUTIVE COMPENSATION

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of January 31, 2009 with respect to any person (including any "group." as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of November 30, 2008, there were 3,200,000 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of November 30, 2008 by each of the individual directors and executive officers and by all directors and executive officers as a group.


==================================================================================================
Title of      Name and Address of Beneficial Owner                      Amount and
Class                                                                   Nature of       Percent of
                                                                        Beneficial      Class(1)
                                                                        Ownership
--------------------------------------------------------------------------------------------------

Common        Shari Sookarookoff                                          1,800,000        56.25%
              CEO, President & member of the Board of Directors
              328 Twin Brooks Dr NW
              Edmonton AB, Canada, T6J 6S5
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Common        Greg Adams                                                   700,000        21.875%
              CEO, President & member of the Board of Directors
              328 Twin Brooks Dr NW
              Edmonton AB, Canada, T6J 6S5
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Common        Ruth Saunders                                                   0            0.00%
              Director
              3508 - 48 Street
              Edmonton, AB, Canaca, T6L 3R4
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Common        Directors and officers as a group (3 individuals)           2,500,000       78.125%
==================================================================================================

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1). Based on 3,200,000 shares of common stock issued and outstanding.


ITEM  12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE.

We have not entered into any transaction nor are there any proposed transactions in which any founder, director, executive officer, shareholder of our company or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.


ITEM 13. EXHIBITS.

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-B.

         Exhibit Index

     3.1          Articles of Incorporation(1)
     3.2          Bylaws(1)
     31.1         Section 302 Certification - Chief Executive Officer.*
     31.2         Section 302 Certification - Chief Financial Officer.*
     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.*
     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.*
*  Filed herewith.
(1)Incorporated by reference to our SB-2 Registration Statement, file number 333-133347, filed on April 18, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal years ended November 30, 2008 and 2007, were $8,050 and $6,750 respectively.

Audit Related Fees.

We incurred nil fees to auditors for audit related fees during the fiscal year ended November 30, 2008 and 2007.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended November 30, 2008 and 2007.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended November 30, 2008 and 2007.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of March, 2009.


                             ONLINE ORIGINALS, INC.



Date: March 6, 2009               By: /s/ Shari Sookarookoff
                                      ----------------------

                                    Name: Shari Sookarookoff
                                    Title: President/CEO, principal executive
                                           officer, & Director




Date: March 6, 2009               By: /s/ Gregory Adams
                                      -----------------

                                    Name: Gregory Adams
                                    Title: Chief Financial Officer, principal
                                           financial officer and principal
                                           accounting officer, & Director



Date: March 6, 2009                By: /s/ Ruth Saunders
                                       --------------------

                                   Name: Ruth Saunders
                                   Title:  Director