Form 10-Q
period 2009-02-28
ONLINE ORIGINALS, INC
filed 2009-04-20
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2009

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                             ONLINE ORIGINALS, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                          98-0479983
------------------------------                      ----------------------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                           Identification No.)


         57113, 2020 Sherwood Drive, Sherwood Park, AB, Canada, T8A 5L7
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (780) 668-7422

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [_]                      Accelerated filer [_]
Non-accelerated filer  [_]                        Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).                                     Yes [_]   No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of April 15, 2009: 3,200,000 shares of common stock.

The Company did not recognize any revenues during the quarter ended February 28, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                         Page
                                                                        ----

            Balance Sheets                                               F-4

            Interim Statements of Operations                             F-5

            Interim Statements of Cash Flows                             F-6

            Interim Statement of Changes in Stockholders'
            Equity (Deficit)                                             F-7

            Notes to Interim Financial Statements                    F-8 to F-11

Item 2.  Management's Discussion and Analysis                            12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk       14

Item 4.  Controls and Procedures                                         14

Item 4T. Controls and Procedures                                         14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                              14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         - Not Applicable                                                14

Item 3.  Defaults upon Senior Securities - Not Applicable                14

Item 4.  Submission of Matters to a Vote of Security Holders - Not
         Applicable                                                      15

Item 5.  Other Information                                               15

Item 6.  Exhibits                                                        15

SIGNATURES                                                               16

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                             ONLINE ORIGINALS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                February 28, 2009

                                   (Unaudited)


                                                                        Page

Financial Statements:

     Balance Sheets                                                      F-4

     Interim Statements of Operations                                    F-5

     Interim Statements of Cash Flows                                    F-6

     Interim Statement of Changes in Stockholders'
     Equity (Deficit)                                                    F-7

     Notes to Interim Financial Statements                           F-8 to F-11


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                         BALANCE SHEETS
                                         --------------



                                                                                 February 28,           November 30,
                                                                                     2009                  2008
                                                                                  (Unaudited)           (See Note 1)

 ASSETS

 Current Assets
    Cash                                                                    $        2,253       $         4,904
    Prepaid expense                                                                    176                    93
                                                                           ---------------------------------------------
    Total Current Assets                                                             2,429                 4,997

 Computer Equipment, net of depreciation of $4,651                                   2,185                 2,755
 Website Development Costs, net of amortization of $3,598                              450                   787
                                                                           ---------------------------------------------
                                                                                     2,635                 3,542
                                                                           ---------------------------------------------

 TOTAL ASSETS                                                               $        5,064       $         8,539
 ------------
                                                                           =============================================

 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 LIABILITIES

 Current Liabilities
     Accounts payable                                                       $        4,720       $         4,565
    Accrued liabilities                                                              5,761                 6,500
                                                                           ---------------------------------------------
    Total Liabilities, all current                                                  10,481                11,065
                                                                           ---------------------------------------------

Commitments and Contingencies (Note 4)

 STOCKHOLDERS' (DEFICIT)

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,200,000 common shares as at February 28, 2009 and                        3,200                 3,200
     Additional paid-in capital                                                     77,299                77,299
     Accumulated comprehensive income                                                 (200)                 (129)
 Deficit Accumulated During the Development Stage                                  (85,716)              (82,896)
                                                                           ---------------------------------------------
    Total Stockholders' Equity (Deficit)                                            (5,417)               (2,526)
                                                                           ---------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $        5,064       $         8,539
 ----------------------------------------------------
                                                                           =============================================

                        The accompanying notes are an integral part of these statements.
                                                      F-4


                                             ONLINE ORIGINALS, INC.
                                          (A Development Stage Company)

                                        INTERIM STATEMENTS OF OPERATIONS
                                        --------------------------------
                                                   (Unaudited)


                                            Three month period           Three month period       Date of Inception
                                                   ended                       ended                (November 18,
                                               February 28,                 February 29,              2005) to
                                                   2009                         2008              February 28, 2009
                                      -------------------------------------------------------------------------------

Revenue                               $                   -       $                1,760      $                10,083
-------
                                      -------------------------------------------------------------------------------

Cost of Goods Sold                                        -                            -                        5,379
                                      -------------------------------------------------------------------------------
                                                          -                        1,760                        4,704
                                      -------------------------------------------------------------------------------
Expenses
     Amortization                                       907                          907                        8,249
     Consulting                                           -                            -                        7,550
     Marketing                                            -                            -                        8,461
     Office and administration                          230                        1,457                        8,802
     Organizational costs                                 -                            -                          665
     Professional fees                                1,683                        8,322                       56,695
                                      -------------------------------------------------------------------------------
                                                      2,820                       10,686                       90,422
                                      -------------------------------------------------------------------------------

Net Loss From Operations                             (2,820)                      (8,926)                     (85,718)
                                      -------------------------------------------------------------------------------

Other Income
     Interest Income                                      -                            -                            2
                                      -------------------------------------------------------------------------------

Net Loss                              $              (2,820)      $               (8,926)     $               (85,716)
                                      ===============================================================================


Basic And Diluted Loss Per Share                       Nil                           Nil      $                 (0.03)
                                      ===============================================================================


Weighted Average Number Of Shares
Outstanding                                       3,200,000                    3,200,000                    3,050,877
                                      ===============================================================================



                        The accompanying notes are an integral part of these statements.
                                                       F-5


                                             ONLINE ORIGINALS, INC.
                                          (A Development Stage Company)

                                        INTERIM STATEMENTS OF CASH FLOWS
                                        --------------------------------

                                                   (Unaudited)


                                                       Three month            Three month              Date of Inception
                                                       period ended           period ended           (November 18, 2005) to
                                                       February 28,           February 29,                February 28,
                                                           2009                   2008                        2009
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss                                    $           (2,820)   $           (8,926)     $                 (85,716)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
     Depreciation and amortization                              907                   907                          8,249
Changes in Operating Assets and Liabilities
     Prepaid expenses                                           (83)                    -                           (176)
     Accounts payable and accrued liabilities
                                                               (584)                1,607                         10,481
                                                 ----------------------------------------------------------------------------
     Net Cash Used in Operating Activities                   (2,580)               (6,412)                       (67,162)
                                                 ----------------------------------------------------------------------------

Cash Flows from Investing Activity
     Additions to capital assets                                  -                     -                         (6,836)
     Additions to intangibles                                     -                     -                         (4,048)
                                                 ----------------------------------------------------------------------------
     Net Cash Used in Investing Activities                        -                     -                        (10,884)
                                                 ----------------------------------------------------------------------------

Cash Flows From Financing Activity
    Issuance of common shares                                     -                     -                         95,000
    Offering costs                                                -                     -                        (14,501)
    Foreign currency translation adjustment                     (71)                  113                           (200)
                                                 ----------------------------------------------------------------------------
    Net Cash (Used) Provided by Financing
    Activities                                                  (71)                  113                         80,299
                                                 ----------------------------------------------------------------------------
Net (Decrease) Increase in Cash during the
Period                                                       (2,651)               (6,299)                         2,253

Cash, Beginning Of Period                                     4,904                24,667                              -
                                                 ----------------------------------------------------------------------------

Cash, End Of Period                              $            2,253    $           18,368      $                   2,253
                                                 ============================================================================


Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                                $                -    $                -      $                       -
         Income taxes                            $                -    $                -      $                       -
                                                 ============================================================================



                        The accompanying notes are an integral part of these statements.
                                                       F-6


                                             ONLINE ORIGINALS, INC.
                                          (A Development Stage Company)
                         INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         --------------------------------------------------------------
                                                FEBRUARY 28, 2009
                                                   (Unaudited)

                                                                                   DEFICIT
                                            CAPITAL STOCK                        ACCUMULATED        ACCUMULATED
                            -----------------------------------------------
                                                             ADDITIONAL          DURING THE            COMPRE-
                                                               PAID-IN          DEVELOPMENT            HENSIVE
                               SHARES          AMOUNT          CAPITAL             STAGE                INCOME            TOTAL
                            --------------------------------------------------------------------------------------------------------

November 18, 2005 -
  Shares issued for cash
  at $0.01                      1,800,000  $      1,800    $       16,200   $             -       $          -        $     18,000
November 28, 2005 -
  Shares issued for cash
  at $0.01                        700,000           700             6,300                 -                  -               7,000
Net loss for the period
ended November 30, 2005                 -             -                 -            (2,680)                                (2,680)
                            --------------------------------------------------------------------------------------------------------

Balance, November 30,
2005                            2,500,000         2,500            22,500            (2,680)                 -              22,320
                            --------------------------------------------------------------------------------------------------------

July 21, 2006 - Shares
issued for cash at 0.10,
net of offering costs of          700,000           700            54,799                 -                  -              55,499
$14,501
Foreign currency
translation adjustment                  -             -                 -                 -             (1,229)             (1,229)
Net loss for the year
ended November 30, 2006                 -             -                 -           (14,178)                               (14,178)
                            --------------------------------------------------------------------------------------------------------

Balance, November 30,
2006                            3,200,000         3,200            77,299           (16,858)            (1,229)             62,412
                            --------------------------------------------------------------------------------------------------------

Foreign currency
translation adjustment                  -             -                 -                 -              1,836               1,836
Net loss for the year
ended November 30, 2007                 -             -                 -           (37,588)                 -             (37,588)
                            --------------------------------------------------------------------------------------------------------

Balance, November 30,
2007                            3,200,000         3,200            77,299           (54,446)               607              26,660
                            --------------------------------------------------------------------------------------------------------

Foreign currency
translation adjustment                  -             -                 -                 -               (736)               (736)
Net loss for the year
ended November 30, 2008                 -             -                 -           (28,450)                 -             (28,450)
                            --------------------------------------------------------------------------------------------------------

Balance, November 30,
2008                            3,200,000         3,200            77,299           (82,896)              (129)             (2,526)
                            --------------------------------------------------------------------------------------------------------

Foreign currency
translation adjustment                  -             -                 -                 -                (71)                (71)
Net loss for the period
ended February 28, 2009                 -             -                 -            (2,820)                 -              (2,820)
                            --------------------------------------------------------------------------------------------------------

Balance, February 28,
2009                            3,200,000  $      3,200    $       77,299   $       (85,716)      $       (200)       $     (5,417)
                            --------------------------------------------------------------------------------------------------------


                        The accompanying notes are an integral part of these statements.
                                                       F-7

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                FEBURARY 28, 2009
                                   (Unaudited)


1.    UNAUDITED STATEMENTS

         While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited November 30, 2008 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements for the year ended November 30, 2008, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The information as of November 30, 2008 is taken from the audited financial statements of that date.


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

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                FEBURARY 28, 2009
                                   (Unaudited)

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                FEBURARY 28, 2009
                                   (Unaudited)

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

                  Computer equipment                 3 years

         k)   Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at February 28, 2009 was $3,598 and amortization expense for the three months ended February 28, 2009 was $970. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

         l)   Concentrations
              Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At February 28, 2009, approximately $2,253 of cash or cash equivalents were not insured by agencies of the U.S. Government.

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


     4.  BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has accumulated deficit of $85,716 at February 28, 2009. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management believes that actions planned and presently being taken to revise its operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                FEBURARY 28, 2009
                                   (Unaudited)

4.       COMMON STOCK

         The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

         During the three months ended February 28, 2009, the Company did not issue any shares of its common stock.


5.       INCOME TAXES

         The Company is subject to foreign and domestic income taxes. The Company has minimal income with net losses of $85,716 since inception, and therefore has paid no income tax.

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
     November 30, 2008        82,896         Various         20,724                      (20,724)          -
     February 28, 2009         2,820            2029            705                         (705)          -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carry forward                                             (25%)
        Deferred income tax valuation allowance                         25%
                                                                    ------------
        Actual tax rate                                                 0%
                                                                    ============

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed March 10, 2009.

The independent registered public accounting firm's report on the Company's financial statements as of November 30, 2008, and for each of the years in the two-year period then ended; include a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 4 to the unaudited quarterly financial statements.

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

Plan of Operation

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

We are actively seeking to add new products and/or services that we can offer through our website. A new marketing strategy will be developed as new products and services are identified.

Liquidity

At February 28, 2009, our cash balance was $2,253. In addition, we have prepaid expenses of $176. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At February 28, 2009, we had working capital deficit of $8,052 compared to working capital deficit of $6,068 at November 30, 2008. At February 28, 2009, our total assets consisted of cash of $2,253, prepaid expenses of $176 and capital assets of $2,635. This compares with total assets at November 30, 2008 consisting of cash of $4,904, prepaid expenses of $93 and capital assets of $3,542.

At February 28, 2009, our total current liabilities decreased to $10,481 from $11,065 at November 30, 2008. During the three months ended February 28, 2009, accounts payable and accrued liabilities decreased by $584.

We did not recognize any revenues from operations during the three months ending February 28, 2009. Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

We believe our existing cash balances may not be sufficient to carry our normal operations over the next three (3) months. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

In addition, the United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

Result of Operations

For The Three Months Ended February 28, 2009 Compared To The Three Months Ended February 29, 2008.

We did not recognize any revenues from operational sales during the three months ending February 28, 2009 compared to $1,760 in revenues for the sale of art pieces and services during the three months ended February 29, 2008. The decrease in revenues is due to our inability to convert interest in products into sales. As our products may be considered non-essential products and services the present economic activity in the country may have a continuing effect on our sales for an indeterminable period.

For the three months ended February 28, 2009, operating expenses were $2,820 compared to $10,686 for the three months ended February 29, 2008. The decrease of $7,866 was due to a decrease in our operational activities over the prior period. Operating expenses during the three months ended February 28, 2009, consisted of professional fees of $1,683, amortization and depreciation of $907 and office and administration costs of $230, compared to professional fees of $8,322, amortization and depreciation of $907 and office and administration costs of $1,457, for the three months ended February 29, 2008.

We recognized a net loss of $2,820 for the three months ended February 28, 2009, compared to a net loss of $8,926 for the three months ended February 29, 2008. The decrease of $6,106 was a result of the decrease in operational expenses as discussed above.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended February 28, 2009. We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency:

        - The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

     31.1         Section 302 Certification - Chief Executive Officer

     31.2         Section 302 Certification - Chief Financial Officer

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  - Chief Executive Officer.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  - Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of April, 2009.


                             ONLINE ORIGINALS, INC.


Date: April 17, 2009                By: /s/ Shari Sookarookoff
                                        ----------------------

                                    Name: Shari Sookarookoff
                                    Title: President/CEO, principal executive
                                           officer



Date: April 17, 2009                By: /s/ Gregory Adams
                                        -----------------

                                    Name: Gregory Adams
                                    Title: Chief Financial Officer, principal
                                           financial officer and principal
                                           accounting officer