Form 10-K/A
period 2008-11-30
ONLINE ORIGINALS, INC
filed 2009-05-28
CIK 1357878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                  AMENDMENT #1


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

This 10-K is being amended to amend Exhibit 31.1 and 31.2 to comply with Item 601(b)(31) of Regulation S-K. No other revisions/changes have been made.


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


                             ONLINE ORIGINALS, INC.




Date: May 26, 2009                 By: /s/ Shari Sookarookoff
                                      ----------------------

                                    Name: Shari Sookarookoff
                                    Title: President/CEO, principal executive
                                           officer, & Director




Date: May 26, 2009                 By: /s/ Gregory Adams
                                      -----------------

                                    Name: Gregory Adams
                                    Title: Chief Financial Officer, principal
                                           financial officer and principal
                                           accounting officer, & Director



Date: May 26, 2009                  By: /s/ Ruth Saunders
                                       --------------------

                                   Name: Ruth Saunders
                                   Title:  Director