Form 10-Q
period 2009-05-31
ONLINE ORIGINALS, INC
filed 2009-07-14
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2009

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                             ONLINE ORIGINALS, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                          98-0479983
-------------------------------                      -------------------------
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

Yes [X]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).  Yes [ ]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]                  Accelerated filer [ ]
Non-accelerated filer    [ ]                  Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of June 20, 2009: 3,200,000 shares of common stock

The Company did not recognize any revenues during the quarter ended May 31, 2009.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                              Page
                                                                                             ----

            Balance Sheets                                                                    F-5

            Interim Statements of Operations                                                  F-6

            Interim Statements of Cash Flows                                               F-7 - F-8

            Interim Statement of Changes in Stockholders' Equity (Deficit)                    F-9

            Notes to Interim Financial Statements                                         F-10 to F-13

Item 2.  Management's Discussion and Analysis                                                 14

Item 3   Quantitative and Qualitative Disclosure about Market Risk                            16

Item 4.  Controls and Procedures                                                              16

Item 4(A) T.  Controls and Procedures                                                         16


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable         17

Item 3.  Defaults upon Senior Securities - Not Applicable                                     17

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                 17

Item 5.  Other Information                                                                    17

Item 6.  Exhibits                                                                             18

SIGNATURES                                                                                    19

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                             ONLINE ORIGINALS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  May 31, 2009

                                   (Unaudited)


                                                                      Page

Financial Statements:

     Balance Sheets                                                    F-5

     Interim Statements of Operations                                  F-6

     Interim Statements of Cash Flows                               F-7 - F-8

     Interim Statement of Changes in Stockholders' (Deficit)           F-9

     Notes to Interim Financial Statements                         F-10 to F-13


                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                         BALANCE SHEETS
                                         --------------



                                                                                    May 31,             November 30,
                                                                                     2009                   2009
                                                                                  (Unaudited)           (See Note 1)
 ASSETS

 Current Assets
    Cash                                                                    $        1,646       $         4,904
    Prepaid expense                                                                    151                    93
                                                                           ------------------------------------------
    Total Current Assets                                                             1,797                 4,997

 Computer Equipment, net of depreciation of $5,220                                   1,616                 2,755
 Website Development Costs, net of amortization of $3,935                              112                   787
                                                                           ------------------------------------------
                                                                                     1,728                 3,542
                                                                           ------------------------------------------

 TOTAL ASSETS                                                               $        3,525       $         8,539
                                                                           ==========================================

 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 LIABILITIES

 Current Liabilities
     Accounts payable                                                       $       10,286       $         4,565
    Accrued liabilities                                                              2,900                 6,500
                                                                           ------------------------------------------
    Total Liabilities, all current                                                  13,186                11,065
                                                                           ------------------------------------------

Commitments and Contingencies (Note 4)

 STOCKHOLDERS' (DEFICIT)

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,200,000 common shares as at May 31, 2009 and                             3,200                 3,200
          November 20, 2008
     Additional paid-in capital                                                     77,299                77,299
     Accumulated comprehensive income                                                 (140)                 (129)
 Deficit Accumulated During the Development Stage                                  (90,020)              (82,896)
                                                                           ------------------------------------------
    Total Stockholders' (Deficit)                                                   (9,661)               (2,526)
                                                                           ------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                              $        3,525       $         8,539
                                                                           ==========================================

                The accompanying notes are an integral part of these statements.


                                ONLINE ORIGINALS, INC.
                             (A Development Stage Company)

                           INTERIM STATEMENTS OF OPERATIONS
                           --------------------------------

                                      (Unaudited)


                                            Three month period           Three month period
                                                   ended                       ended
                                                  May 31,                     May 31,
                                                   2009                         2008
                                      ----------------------------------------------------

Revenue                               $                   -       $                    -
                                      ----------------------------------------------------

Cost of Goods Sold                                        -                            -
                                                          -                            -
                                      ----------------------------------------------------
Expenses
     Amortization                                       907                          907
     Consulting                                           -                            -
     Marketing                                            -                            -
     Office and administration                          146                          322
     Organizational costs                                 -                            -
     Professional fees                                3,251                        6,482
                                      ----------------------------------------------------
                                                      4,304                        7,711
                                      ----------------------------------------------------

Net Loss From Operations                             (4,304)                      (7,711)
                                      ----------------------------------------------------

Other Income
     Interest Income                                      -                            -
                                      ----------------------------------------------------

Net Loss                              $              (4,304)      $               (7,711)
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

                                     ONLINE ORIGINALS, INC.
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF OPERATIONS
                                --------------------------------

                                           (Unaudited)


                                             Six month period             Six month period        Date of Inception
                                                   ended                       ended                (November 18,
                                                  May 31,                     May 31,                 2005) to
                                                   2009                         2008                May 31, 2009
                                      --------------------------------------------------------------------------------

Revenue                               $                   -       $                1,760      $                10,083
                                      --------------------------------------------------------------------------------

Cost of Goods Sold                                        -                            -                        5,379
                                      --------------------------------------------------------------------------------
                                                          -                        1,760                        4,704
                                      --------------------------------------------------------------------------------
Expenses
     Amortization                                     1,814                        1,814                        9,156
     Consulting                                           -                            -                        7,550
     Marketing                                            -                            -                        8,461
     Office and administration                          376                        1,780                        8,948
     Organizational costs                                 -                            -                          665
     Professional fees                                4,934                       14,803                       59,946
                                      --------------------------------------------------------------------------------
                                                      7,124                       18,397                       94,726
                                      --------------------------------------------------------------------------------

Net Loss From Operations                             (7,124)                     (16,637)                     (90,022)
                                      --------------------------------------------------------------------------------
Other Income
     Interest Income                                      -                            -                            2
                                      --------------------------------------------------------------------------------

Net Loss                              $              (7,124)      $              (16,637)     $               (90,020)
                                      ================================================================================


Basic And Diluted Loss Per Share      $              Nil          $                (0.01)     $                 (0.03)
                                      ================================================================================

Weighted Average Number Of Shares
Outstanding                                       3,200,000                    3,200,000                    3,061,521
                                      ================================================================================

                The accompanying notes are an integral part of these statements.

                                             ONLINE ORIGINALS, INC.
                                          (A Development Stage Company)

                                        INTERIM STATEMENTS OF CASH FLOWS
                                        --------------------------------

                                                   (Unaudited)


                                                        Six month              Six month               Date of Inception
                                                       period ended           period ended           (November 18, 2005) to
                                                       May 31, 2009           May 31, 2008                May 31, 2009
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net loss                                    $           (7,124)   $          (16,637)     $                 (90,020)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
     Depreciation and amortization                            1,814                 1,814                          9,156
Changes in Operating Assets and Liabilities
     Prepaid expenses                                           (58)                    -                           (151)
     Accounts payable and accrued liabilities
                                                              2,121                 1,189                         13,186
                                                 -----------------------------------------------------------------------------
     Net Cash Used in Operating Activities                   (3,247)              (13,634)                       (67,829)
                                                 -----------------------------------------------------------------------------

Cash Flows from Investing Activity
     Additions to capital assets                                  -                     -                         (6,836)
     Additions to intangibles                                     -                     -                         (4,048)
                                                 -----------------------------------------------------------------------------
     Net Cash Used in Investing Activities                        -                     -                        (10,884)
                                                 -----------------------------------------------------------------------------

Cash Flows From Financing Activity
    Issuance of common shares                                     -                     -                         95,000
    Offering costs                                                -                     -                        (14,501)
    Foreign currency translation adjustment                     (11)                   18                           (140)
                                                 -----------------------------------------------------------------------------
    Net Cash (Used) Provided by Financing
    Activities                                                  (11)                   18                         80,359
                                                 -----------------------------------------------------------------------------
Net (Decrease) Increase in Cash during the
Period                                                       (3,258)              (13,616)                         1,646

Cash, Beginning Of Period                                     4,904                24,667                              -
                                                 -----------------------------------------------------------------------------

Cash, End Of Period                              $            1,646    $           11,051      $                   1,646
                                                 =============================================================================


Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                                $                -    $                -      $                       -
         Income taxes                            $                -    $                -      $                       -
                                                 =============================================================================

                        The accompanying notes are an integral part of these statements.

                                             ONLINE ORIGINALS, INC.
                                          (A Development Stage Company)
                             INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                             -------------------------------------------------------
                                                  MAY 31, 2009
                                                   (Unaudited)

                                                                               DEFICIT ACCUMULATED
                                               CAPITAL STOCK                                            ACCUMULATED
                               -----------------------------------------------
                                                                ADDITIONAL          DURING THE            COMPRE-
                                                                  PAID-IN          DEVELOPMENT            HENSIVE
                                  SHARES          AMOUNT          CAPITAL             STAGE                INCOME            TOTAL
                               ---------------------------------------------------------------------------------------------------

November 18, 2005 - Shares
  issued for cash at $0.01      1,800,000  $      1,800    $       16,200   $             -       $          -        $     18,000
November 28, 2005 - Shares
  issued for cash at $0.01        700,000           700             6,300                 -                  -               7,000
Net loss for the period
ended November 30, 2005                 -             -                 -            (2,680)                                (2,680)
                               ---------------------------------------------------------------------------------------------------

Balance, November 30, 2005      2,500,000         2,500            22,500            (2,680)                 -              22,320
                               ---------------------------------------------------------------------------------------------------

July 21, 2006 - Shares
issued for cash at 0.10, net      700,000           700            54,799                 -                  -              55,499
of offering costs of $14,501
Foreign currency translation
adjustment                              -             -                 -                 -             (1,229)             (1,229)
Net loss for the year ended
November 30, 2006                       -             -                 -           (14,178)                               (14,178)
                               ---------------------------------------------------------------------------------------------------

Balance, November 30, 2006      3,200,000         3,200            77,299           (16,858)            (1,229)             62,412
                               ---------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                              -             -                 -                 -              1,836               1,836
Net loss for the year ended
November 30, 2007                       -             -                 -           (37,588)                 -             (37,588)
                               ---------------------------------------------------------------------------------------------------

Balance, November 30, 2007      3,200,000         3,200            77,299           (54,446)               607              26,660
                               ---------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                              -             -                 -                 -               (736)               (736)
Net loss for the year ended
November 30, 2008                       -             -                 -           (28,450)                 -             (28,450)
                               ---------------------------------------------------------------------------------------------------

Balance, November 30, 2008      3,200,000         3,200            77,299           (82,896)              (129)             (2,526)
                               ---------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                              -             -                 -                 -                (11)                (11)
Net loss for the period                 -             -                 -            (7,124)                 -              (7,124)
ended May 31, 2009
                               ---------------------------------------------------------------------------------------------------

Balance, May 31, 2009           3,200,000  $      3,200    $       77,299   $       (90,020)      $       (140)       $     (9,661)
                               ---------------------------------------------------------------------------------------------------

                          The accompany notes are an integral part of these statements.


                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                  MAY 31, 2009
                                   (Unaudited)


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

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                  MAY 31, 2009
                                   (Unaudited)

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                  MAY 31, 2009
                                   (Unaudited)

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

                  Computer equipment                 3 years

         k)   Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at May 31, 2009, was $3,935 and amortization expense for the three months ended May 31, 2009 was $337. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

         l)   Concentrations
              Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At May 31, 2009, approximately $1,646 of cash or cash equivalents that were not insured by agencies of the U.S. Government.

         m)   Recent Accounting Pronouncements
              There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

         n)   Other
              The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.



     4.  BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has accumulated deficit of $90,020 at May 31, 2009. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management believes that actions planned and presently being taken to revise its operating and financial requirements provide the opportunity for the Company to continue as a

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                  MAY 31, 2009
                                   (Unaudited)

         going concern. The financial statements do not include any adjustments that might result from these uncertainties.


5.       COMMON STOCK

         The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

         During the six months ended May 31, 2009, the Company did not issue any shares of its common stock.


6.       INCOME TAXES

         The Company is subject to foreign and domestic income taxes. The Company has minimal income with net losses of $90,020 since inception, and therefore has paid no income tax.

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit

     November 30, 2008        82,896         Various          20,724                      (20,724)         -
          May 31,             7,124            2029           1,781                       (1,781)          -

        Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carry forward                                                (25%)
        Deferred income tax valuation allowance                            25%
                                                                       ---------
        Actual tax rate                                                    0%
                                                                       =========


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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q filed April 20, 2009, and our Amended Annual Report on Form 10-K/A filed May 28, 2009.

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

On June 30, 2009, Gregory Adams resigned as Secretary/Treasurer and as a director of the Company. In addition, on June 30, 2009, Shari Sookarookoff, President and Chief Executive Officer of the Company, was appointed Secretary/Treasurer and Chief Financial Officer of the Company.

We do not anticipate making any major purchases of capital assets, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next year.

We are actively seeking to add new products and/or services that we can offer through our website. A new marketing strategy will be developed as new products and services are identified.

Liquidity

At May 31, 2009, our cash balance was $1,646. In addition, we have prepaid expenses of $151. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At May 31, 2009, we had working capital deficit of $11,389 compared to working capital deficit of $6,068 at November 30, 2008. At May 31, 2009, our total assets consisted of cash of $1,646, prepaid expenses of $151 and capital assets of $1,728. This compares with total assets at November 30, 2008 consisting of cash of $4,904, prepaid expenses of $93 and capital assets of $3,542.

At May 31, 2009, our total current liabilities increased to $13,186 from $11,065 at November 30, 2008. During the six months ended May 31, 2009, accounts payable and accrued liabilities increased by $2,121.

We did not recognize any revenues from operations during the six months ending May 31, 2009. We believe our existing cash balances will not be sufficient to carry our normal operations over the next three (3) months. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we will attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

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

Result of Operations

For The Three Months Ended May 31, 2009 Compared To The Three Months Ended May 31, 2008.

We did not recognize any revenues from operational sales during the three months ending May 31, 2009. During the three months ended May 31, 2008, we did not recognize any revenues from operational activity.

For the three months ended May 31, 2009, operating expenses were $4,304 compared to $7,711 for the three months ended May 31, 2008. The decrease of $3,407 was due to a decrease in our operational activities over the prior period. Operating expenses during the three months ended May 31, 2009, consisted of professional fees of $3,251, amortization and depreciation of $907 and office and administration costs of $146, compared to professional fees of $6,482, amortization and depreciation of $907 and office and administration costs of $322, for the three months ended May 31, 2008.

We recognized a net loss of $4,304 for the three months ended May 31, 2009, compared to a net loss of $7,711 for the three months ended May 31, 2008. The decrease of $3,407 was a result of the decrease in operational expenses as discussed above.

For The Six Months Ended May 31, 2009 Compared To The Six Months Ended May 31, 2008

We did not recognize revenues from operational sales during the six months ended May 31, 2009 compared with revenues of $1,760 from operational activity during the six months ended May 31, 2008.

During the six months ended May 31, 2009, we incurred operating expenses of $7,124 compared to operating expenses of $18,397 during the six months ended May 31, 2008. The decrease of $11,273 is a result of our decreased operational activities. During the six months ended May 31, 2009, operational expenses consisted of professional fees of $4,934, depreciation and amortization costs of $1,814, and office and administrative expenses of $376. This compares with operational expenses consisted of $14,803 in professional fees, $1,780 in office and administrative expenses and $1,814 in depreciation and amortization costs for the six months ended May 31, 2008.

During the six months ended May 31, 2009, we recognized a net loss of $7,124 compared to a net loss of $16,637 for the six month period ended May 31, 2008. The decreased loss is a result of a decrease in professional fees of $9,869, and a decrease in office and administration of $1,404. Revenues for the period also decreased by $1,760.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended May 31, 2009. We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None.


Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

On June 30, 2009, Gregory Adams resigned as Secretary/Treasurer and as a director of the Company. On June 30, 2009, Shari Sookarookoff, President and Chief Executive Officer of the Company, has been appointed Secretary/Treasurer and Chief Financial Officer or the Company.

Item 6.            Exhibits

(a) Pursuant to Item 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

     Exhibit
     Number          Description
     -------         -----------

     31.1 Section 302 Certification - Chief Executive Officer / Chief Financial Officer

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer / Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this ___ day of July, 2009.


                             ONLINE ORIGINALS, INC.


Date: July 11, 2009                 By: /s/ Shari Sookarookoff
                                        ----------------------

                                    Name: Shari Sookarookoff
                                    Title: President/Chief Executive Officer and
                                    Chief Financial (Accounting) Officer