Form 10-Q
period 2009-08-31
ONLINE ORIGINALS, INC
filed 2009-10-14
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2009

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                             ONLINE ORIGINALS, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                           98-0479983
-------------------------------                       --------------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)


         57113, 2020 Sherwood Drive, Sherwood Park, AB, Canada T8A 5L7
         -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of October 1, 2009: 3,200,000 shares of common stock

The Company recognized revenues of $13,110 during the quarter ended August 31, 2009.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                              Page
                                                                                             ----

            Balance Sheets                                                                    F-5

            Interim Statements of Operations                                               F-6 to F7

            Interim Statements of Cash Flows                                                  F-8

            Interim Statement of Changes in Stockholders' Equity (Deficit)                    F-9

            Notes to Interim Financial Statements                                         F-10 to F-13

Item 2.  Management's Discussion and Analysis                                                    14

Item 3   Quantitative and Qualitative Disclosure about Market Rick                               16

Item 4.  Controls and Procedures                                                                 16

Item 4(A) T.  Controls and Procedures                                                            16


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                      17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable            17

Item 3.  Defaults upon Senior Securities - Not Applicable                                        17

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                    17

Item 5.  Other Information                                                                       17

Item 6.  Exhibits                                                                                17

SIGNATURES                                                                                       19

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                             ONLINE ORIGINALS, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 AUGUST 31, 2009

                                   (Unaudited)


                                                                           Page
Financial Statements:

    Balance Sheets                                                          F-5

    Interim Statements of Operations                                     F-6 to F7

    Interim Statements of Cash Flows                                        F-8

    Interim Statement of Changes in Stockholders' Equity (Deficit)          F-9

    Notes to Interim Financial Statements                               F-10 to F-13


                                        ONLINE ORIGINALS, INC.
                                     (A Development Stage Company)

                                            BALANCE SHEETS
                                            --------------



                                                                                  August 31,            November 30,
                                                                                     2009                   2008
                                                                                  (Unaudited)           (See Note 1)
 ASSETS

 Current Assets
    Cash                                                                    $        3,825       $         4,904
    Prepaid expense                                                                    159                    93
                                                                           ------------------------------------------
    Total Current Assets                                                             3,984                 4,997

 Computer Equipment, net of depreciation of $5,790                                   1,046                 2,755
 Website Development Costs, net of amortization of $4,048                                -                   787
                                                                           ------------------------------------------
                                                                                     1,046                 3,542
                                                                           ------------------------------------------

 TOTAL ASSETS                                                               $        5,030       $         8,539
 ------------
                                                                           ==========================================

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 LIABILITIES

 Current Liabilities
     Accounts payable                                                       $          526       $         4,565
    Accrued liabilities                                                              3,400                 6,500
                                                                           ------------------------------------------
    Total Liabilities, all current                                                   3,926                11,065
                                                                           ------------------------------------------

Commitments and Contingencies (Note 4)

 STOCKHOLDERS' EQUITY (DEFICIT)

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,200,000 common shares as at August 31, 2009 and                          3,200                 3,200
     Additional paid-in capital                                                     77,299                77,299
     Accumulated comprehensive income                                                  298                  (129)
 Deficit Accumulated During the Development Stage                                  (79,693)              (82,896)
                                                                           ------------------------------------------
    Total Stockholders' Equity (Deficit)                                             1,104                (2,526)
                                                                           ------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                                               $        5,030        $         8,539
                                                                           ==========================================


                The accompanying notes are an integral part of these statements.
                                               F-5


                                 ONLINE ORIGINALS, INC.
                              (A Development Stage Company)

                            INTERIM STATEMENTS OF OPERATIONS
                            --------------------------------

                                       (Unaudited)


                                          Three month period           Three month period
                                                 ended                       ended
                                              August 31,                   August 31,
                                                 2009                         2008
                                      ----------------------------------------------------

Revenue                               $              13,110       $                1,040
                                      ----------------------------------------------------

Cost of Goods Sold                                        -                            -
                                      ----------------------------------------------------
                                                     13,110                        1,040
                                      ----------------------------------------------------
Expenses
     Amortization                                       682                          907
     Consulting                                           -                            -
     Marketing                                            -                            -
     Office and administration                          190                          493
     Organizational costs                                 -                            -
     Professional fees                                1,911                        3,610
                                      ----------------------------------------------------
                                                      2,783                        5,010
                                      ----------------------------------------------------

Net Income (Loss) From Operations                    10,327                       (3,970)
                                      ----------------------------------------------------

Other Income
     Interest Income                                      -                            -
                                      ----------------------------------------------------

Net Income (Loss)                     $              10,327       $               (3,970)
                                      ====================================================


Basic And Diluted Income (Loss) Per
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
                                      ====================================================

             The accompanying notes are an integral part of these statements.
                                            F-6


                                        ONLINE ORIGINALS, INC.
                                     (A Development Stage Company)

                                   INTERIM STATEMENTS OF OPERATIONS
                                   --------------------------------

                                              (Unaudited)


                                           Nine month period           Nine month period        Date of Inception
                                                 ended                       ended                (November 18,
                                              August 31,                   August 31,               2005) to
                                                 2009                         2008               August 31, 2009
                                      --------------------------------------------------------------------------

Revenue                               $              13,110       $                2,800      $       23,193
                                      --------------------------------------------------------------------------

Cost of Goods Sold                                        -                            -               5,379
                                      --------------------------------------------------------------------------
                                                     13,110                        2,800              17,814
                                      --------------------------------------------------------------------------
Expenses
     Amortization                                     2,496                        2,721               9,838
     Consulting                                           -                            -               7,550
     Marketing                                            -                            -               8,461
     Office and administration                          566                        2,273               9,138
     Organizational costs                                 -                            -                 665
     Professional fees                                6,845                       18,414              61,857
                                      --------------------------------------------------------------------------
                                                      9,907                       23,408              97,509
                                      --------------------------------------------------------------------------

Net Income (Loss) From Operations                     3,203                      (20,608)            (79,695)
                                      --------------------------------------------------------------------------

Other Income
     Interest Income                                      -                            -                   2
                                      --------------------------------------------------------------------------

Net Income (Loss)                     $               3,203       $              (20,608)     $      (79,693)
                                      ==========================================================================


Basic And Diluted Income (Loss) Per
Share                                 $              Nil          $                (0.01)     $        (0.03)
                                      ==========================================================================


Weighted Average Number Of Shares
Outstanding                                       3,200,000                    3,200,000           3,070,839
                                      ==========================================================================


                The accompanying notes are an integral part of these statements.


                                           ONLINE ORIGINALS, INC.
                                        (A Development Stage Company)

                                      INTERIM STATEMENTS OF CASH FLOWS
                                      --------------------------------

                                                 (Unaudited)


                                                        Nine month             Nine month              Date of Inception
                                                       period ended           period ended           (November 18, 2005) to
                                                     August 31, 2009           August 31,                  August 31,
                                                                                  2008                        2009
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net Income (Loss)                           $            3,203    $          (20,608)     $                 (79,693)

Adjustments to Reconcile Net Income (Loss) to
Net Cash Used by Operating Activities
     Depreciation and amortization                            2,496                 2,721                          9,838
Changes in Operating Assets and Liabilities
     Prepaid expenses                                           (66)                    -                           (159)
     Accounts payable and accrued liabilities                (7,139)                1,145                          3,926
                                                 ------------------------------------------------------------------------------
     Net Cash Used in Operating Activities                   (1,506)              (16,742)                       (66,088)
                                                 ------------------------------------------------------------------------------

Cash Flows from Investing Activity
     Additions to capital assets                                  -                     -                         (6,836)
     Additions to intangibles                                     -                     -                         (4,048)
                                                 ------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                        -                     -                        (10,884)
                                                 ------------------------------------------------------------------------------

Cash Flows From Financing Activity
    Issuance of common shares                                     -                     -                         95,000
    Offering costs                                                -                     -                        (14,501)
    Foreign currency translation adjustment                     427                  (262)                           298
                                                 ------------------------------------------------------------------------------
    Net Cash (Used) Provided by Financing
    Activities                                                  427                  (262)                           298
                                                 ------------------------------------------------------------------------------
Net (Decrease) Increase in Cash during the
Period                                                       (1,079)              (17,004)                         3,825

Cash, Beginning Of Period                                     4,904                24,667                              -
                                                 ------------------------------------------------------------------------------

Cash, End Of Period                              $            3,825    $            7,663      $                   3,825
                                                 ==============================================================================

Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                                $                -    $                -      $                       -
         Income taxes                            $                -    $                -      $                       -
                                                 ==============================================================================

                    The accompanying notes are an integral part of these statements.
                                                   F-8


                                        ONLINE ORIGINALS, INC.
                                     (A Development Stage Company)
                    INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                            AUGUST 31, 2009
                                              (Unaudited)

                                                                               DEFICIT ACCUMULATED
                                               CAPITAL STOCK                                            ACCUMULATED
                               ---------------------------------------------
                                                                ADDITIONAL          DURING THE            COMPRE-
                                                                  PAID-IN          DEVELOPMENT            HENSIVE
                                  SHARES          AMOUNT          CAPITAL             STAGE                INCOME            TOTAL
                               ---------------------------------------------------------------------------------------------------

November 18, 2005 - Shares
  issued for cash at $0.01         1,800,000  $      1,800    $       16,200   $             -       $          -    $     18,000
November 28, 2005 - Shares
  issued for cash at $0.01           700,000           700             6,300                 -                  -           7,000
Net loss for the period
ended November 30, 2005                    -             -                 -            (2,680)                            (2,680)
                               ---------------------------------------------------------------------------------------------------

Balance, November 30, 2005         2,500,000         2,500            22,500            (2,680)                 -          22,320
                               ---------------------------------------------------------------------------------------------------

July 21, 2006 - Shares
issued for cash at 0.10, net         700,000           700            54,799                 -                  -          55,499
of offering costs of $14,501

Foreign currency translation
adjustment                                 -             -                 -                 -             (1,229)         (1,229)
Net loss for the year ended
November 30, 2006                          -             -                 -           (14,178)                           (14,178)
                               ---------------------------------------------------------------------------------------------------

Balance, November 30, 2006         3,200,000         3,200            77,299           (16,858)            (1,229)         62,412
                               ---------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -             -                 -                 -              1,836           1,836
Net loss for the year ended
November 30, 2007                          -             -                 -           (37,588)                 -         (37,588)
                               ---------------------------------------------------------------------------------------------------

Balance, November 30, 2007         3,200,000         3,200            77,299           (54,446)               607          26,660
                               ---------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -             -                 -                 -               (736)           (736)
Net loss for the year ended
November 30, 2008                          -             -                 -           (28,450)                 -         (28,450)
                               ---------------------------------------------------------------------------------------------------

Balance, November 30, 2008         3,200,000         3,200            77,299           (82,896)              (129)         (2,526)
                               ---------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -             -                 -                 -                427             427
Net profit for the period
ended August 31, 2009                      -               -                -            3,203                  -           3,203
                               ---------------------------------------------------------------------------------------------------

Balance, August 31, 2009           3,200,000  $      3,200    $       77,299   $       (79,693)      $        298    $      1,104
                               ---------------------------------------------------------------------------------------------------


                        The accompanying notes are an integral part of these statements.
                                                       F-9

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                 AUGUST 31, 2009
                                   (Unaudited)

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

        a)    Income Taxes
              The Company uses the asset and liability method of accounting of income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         b)   Basic and Diluted Income (Loss) per Share
              Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                 AUGUST 31, 2009
                                   (Unaudited)

              additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

         c)   Estimated Fair Value of Financial Instruments
              The carrying value of the Company's financial instruments, consisting of cash, prepaid expense, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

         d)   Revenue Recognition
              It is the Company's policy that revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

         e)   Foreign Currency Translations
              The Company uses the Canadian dollar and the U.S. dollar as its functional currency. The Company's reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

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

         f)   Use of Estimates
              The preparation of the Company's financial statements are in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         g)   Cash and Cash Equivalents
              All highly liquid debt instruments with an original maturity of three months or less are considered to be cash equivalents.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                 AUGUST 31, 2009
                                   (Unaudited)

         h)   Equipment
              Property and equipment are recorded at cost and depreciated over their estimated useful lives. The Company uses the straight-line method of depreciation. A summary of the estimated useful lives follows:

                  Computer equipment                 3 years

         i)   Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at August 31, 2009, was $4,048 and amortization expense for the months ended August 31, 2009 was $112. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

         j)   Concentrations
              Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At August 31, 2009, approximately $3,825 of cash or cash equivalents that were not insured by agencies of the U.S. Government.

         k)   Recent Accounting Pronouncements
              There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

         l)   Other
              The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

     4.  BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal working capital and has an accumulated deficit of $79,700 at August 31, 2009. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management believes that actions planned and presently being taken to revise its operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

5.       COMMON STOCK

         The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

         During the nine months ended August 31, 2009, the Company did not issue any shares of its common stock.

6.       INCOME TAXES

         The Company is subject to foreign and domestic income taxes. The Company has minimal income with net losses of $79,700 since inception, and therefore has paid no income tax.

                             ONLINE ORIGINALS, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                 AUGUST 31, 2009
                                   (Unaudited)

         Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The NOL carry forwards expire in various years through 2029. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit

     November 30, 2008        82,896         Various          20,724     (20,724)         (20,724)         -

     August 31, 2009          79,693         Various          19,923     (19,923)           801            -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carry forward                                               (25%)
        Deferred income tax valuation allowance                           25%
                                                                       ---------
        Actual tax rate                                                   0%
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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q filed July 14, 2009, our Quarterly Report on Form 10-Q filed April 20, 2009, and our Amended Annual Report on Form 10-K/A filed May 28, 2009.

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

Liquidity

At August 31, 2009, our cash balance was $3,825. In addition, we have prepaid expenses of $159. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At August 31, 2009, we had working capital of $58 compared to working capital deficit of $6,068 at November 30, 2008. At August 31, 2009, our total assets consisted of cash of $3,825, prepaid expenses of $159 and capital assets of $1,046. This compares with total assets at November 30, 2008 consisting of cash of $4,904, prepaid expenses of $93 and capital assets of $3,542.

At August 31, 2009, our total current liabilities decreased to $3,926 from $11,065 at November 30, 2008. During the nine months ended August 31, 2009, accounts payable and accrued liabilities decreased by $7,139.

We recognized revenues of $13,110 from operations during the nine months ending August 31, 2009. We believe our existing cash balances will not be sufficient to carry our normal operations over the next three (3) months. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we will attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

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

Result of Operations

For The Three Months Ended August 31, 2009 Compared To The Three Months Ended August 31, 2008.

We recognized revenues of $13,110 from operational sales during the three months ending August 31, 2009, compared to revenues of $1,040 during the three months ended August 31, 2008.

For the three months ended August 31, 2009, operating expenses were $2,783 compared to $5,010 for the three months ended August 31, 2008. The decrease of $2,227 was due to a decrease in our operational activities over the prior period. Operating expenses during the three months ended August 31, 2009, consisted of professional fees of $1,911, amortization and depreciation of $682 and office and administration costs of $190, compared to professional fees of $3,610, amortization and depreciation of $907 and office and administration costs of $493, for the three months ended August 31, 2008.

We recognized a net income of $10,327 for the three months ended August 31, 2009, compared to a net loss of $3,970 for the three months ended August 31, 2008. The positive increase of $14,297 was a result of the increase in operational sales and a decrease in operational expenses as discussed above.

For The Nine Months Ended August 31, 2009 Compared To The Nine Months Ended August 31, 2008

We recognized revenues of $13,110 from operational sales during the nine months ended August 31, 2009 compared with revenues of $2,800 from operational activity during the nine months ended August 31, 2008.

During the nine months ended August 31, 2009, we incurred operating expenses of $9,907 compared to operating expenses of $23,408 during the nine months ended August 31, 2008. The decrease of $13,501 is a result of our decreased operational activities. During the nine months ended August 31, 2009, operational expenses consisted of professional fees of $6,845, amortization costs of $2,496, and office and administrative expenses of $566. This compares with operational expenses consisted of $18,414 in professional fees, $2,273 in office and administrative expenses and $2,721 in amortization costs for the nine months ended August 31, 2008.

During the nine months ended August 31, 2009, we recognized a net income of $3,203 compared to a net loss of $20,608 for the nine months ended August 31, 2008. The profit is a result of increased revenues of $10,301 for the period along with a decrease in professional fees of $11,569, a decrease in office and administration of $1,707, and a decrease in amortization of $225.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended August 31, 2009. We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of October, 2009.


                             ONLINE ORIGINALS, INC.


Date: October 13, 2009              By: /s/ Shari Sookarookoff
                                        ----------------------

                                    Name: Shari Sookarookoff
                                    Title: President/Chief Executive Officer and
                                           Chief Financial (Accounting) Officer