Form 10-K
period 2009-11-30
ONLINE ORIGINALS, INC
filed 2010-03-10
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                             ONLINE ORIGINALS, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


               Nevada                                       98-0479983
-------------------------------------             ------------------------------
   State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization                       Identification No.)

            57113-2020 SHERWOOD DRIVE, SHERWOOD PARK, ALBERTA T8A 3H9
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (780) 668-7422

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                            Name of each exchange
                                                        on which registered
-----------------------------------------      ---------------------------------
COMMON STOCK, PAR VALUE $0.001 PER SHARE                      OTCBB


        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                Yes[ ]     No[X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act.
                                                                Yes[ ]     No[X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes[X]     No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                Yes[ ]     No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                  Accelerated filer [  ]
Non-accelerated filer [  ]                   Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes[ ]     No[X]

Number of shares issued and outstanding of the registrant's class of common stock as of March 1, 2010: 3,200,000 shares of common stock

The Company recognized net revenues of $13,110 for its most recent fiscal year.




                                                 TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----

PART I
Item 1.      Description of Business                                                                             4
Item 1A.     Risk Factors                                                                                        7
Item 1B.     Unresolved Staff Comments                                                                           9
Item 2.      Description of Property                                                                             9
Item 3.      Legal Proceedings                                                                                  10
Item 4.      Submission of Matters to a Vote of Security Holders                                                10

PART II
Item 5.      Market For  Common Equity and Related Stockholder Matters                                          10
Item 6.      Selected Financial Data                                                                            11
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation               11
Item 7A.     Quantitative and Qualitative Disclosures of Market Risk                                            14
Item 8.      Financial Statements and Supplementary Data                                                        14
Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure               26
Item 9A.     Controls and Procedures                                                                            26
Item 9A(T).  Controls and Procedures                                                                            26
Item 9B.     Other Information                                                                                  27

PART III
Item 10.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
             16(a) of the Exchange Act                                                                          27
Item 11.     Executive Compensation                                                                             28
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters     29
Item 13.     Certain Relationships and Related Transactions and Director Independence                           30
Item 14.     Principal Accountant Fees and Services                                                             30
Item 15.     Exhibits and Financial Statement Schedules                                                         30
Signatures                                                                                                      31


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

BUSINESS OF ISSUER

We are developing an online art gallery/auction house that allows members and customers to bid on and purchase pieces of art. The website presently showcases varieties of art ranging from paintings, drawings, prints, and sculptures. We maintain our website at WWW.ARTBYONLINEORIGINALS.COM, which is not incorporated in and is not a part of this report. Inventory pieces are purchased at wholesale prices in lots, to be sold at retail prices. Eventually the available artwork will include paintings, drawings, prints, and sculptures from artists, art owners and members of the site. Members of the site and one-time users offer art pieces for sale and we facilitate the sale of these pieces. Fees and commissions are charged for the services we provide.

Our target clientele continues to be the artistic community and those who enjoy purchasing, learning, and discussing art. We focus on buyers and art collectors who are using the internet to find what they are looking for. It is planned that members will be able to enter the website, log into their account and see pieces featured for that week.

As we continue to develop, we anticipate that we will have a dialogue on the pieces giving the history and description, which will act as an educational tool and encourage individuals to visit the site frequently. Featured artists, periods of time, and styles are planned to be part of these weekly features. We believe that having these aspects on the site will boost participation and facilitate community.

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

COMPETITION AND COMPETITIVE STRATEGY

There are a number of social networking internet sites as well as auction sites, but few, we believe, that are focused on the creative artist market. We intend to be differentiated from the other websites by offering services specifically to art purchasers and art enthusiasts. Members will be able to narrow their searches by artist, style and/or year. Our competitive advantage will be gained by providing a high service level and accommodating the wishes of the members and guests to our website.

In addition, there are various shops and stores that sell art. Our strategy is to make it as easy as possible for consumers to purchase art pieces without having to leave the comfort of their home. Rather than spend time going to different shops in search of a specific item, our members will have the ability to view thousands of available art pieces from their home computer.

DISTRIBUTION

As present, our competitive position within the industry is weak. The challenge before us is to build our business and establish it as a viable going concern.

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

ITEM 1A. RISK FACTORS
---------------------
RISKS RELATED TO OUR BUSINESS AND INDUSTRY

THE COMPANY HAS A LACK OF REVENUE HISTORY AND HAS HAD A LIMITED HISTORY OF OPERATIONS.

Online was formed on November 18, 2005 for the purpose of engaging in any lawful business and have adopted a plan to engage the sale of art work over the internet. The Company has had minimal revenues over the last five years. The Company is not profitable. Online must be regarded as a venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

ONLINE CAN GIVE NO ASSURANCE OF SUCCESS OR PROFITABILITY TO THE COMPANY'S INVESTORS.

There is no assurance that Online will ever operate profitably. There is no assurance that the Company will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

ONLINE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE THE COMPANY'S ABILITY TO CARRY OUT ITS BUSINESS PLAN.

The Company's capital needs consist primarily of expenses related to the development of and management of its website and other such expenses incurred with maintaining its reporting status and could exceed $35,000 in the next twelve months. Such funds are not currently committed, and Online's cash as of the date of this Annual Report on Form 10K of approximately $2,500.

ONLINE'S OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO THE COMPANY.

Certain conflicts of interest may exist between Online and its officers and directors. The Company's Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to Online business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to Online. See "Directors and Executive Officers" (page 27). Online's officers are spending part-time in this business - up to a maximum of 5 hours per week.

THE COMPANY WILL NEED ADDITIONAL FINANCING FOR WHICH ONLINE HAS NO COMMITMENTS, AND THIS MAY JEOPARDIZE EXECUTION OF THE COMPANY'S BUSINESS PLAN.

Online has limited funds, and such funds may not be adequate to carry out the business plan. The Company's ultimate success depends upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, Online's operations will be limited to those that can be financed with its modest capital.

THE COMPANY MAY IN THE FUTURE ISSUE MORE SHARES WHICH COULD CAUSE A LOSS OF CONTROL BY ITS PRESENT MANAGEMENT AND CURRENT STOCKHOLDERS.

Online may issue further shares as consideration for the cash or assets or services out of its authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of the Company. The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace the Company's management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of Online by its current shareholders, which could present significant risks to investors.

ONLINE IS NOT DIVERSIFIED AND IT IS DEPENDENT ON ONLY ONE BUSINESS.

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. Online's probable inability to diversify its activities into more than one area will subject the

Company to economic fluctuations within the internet industry and therefore increase the risks associated with the Company's operations due to lack of diversification.

ONLINE WILL DEPEND UPON MANAGEMENT BUT IT WILL HAVE LIMITED PARTICIPATION OF MANAGEMENT.

The Company currently has two individuals who are serving as its officers and directors for up to 5 hours per week each on a part-time basis. The Company's directors are also acting as its officers. The Company will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to Online, to implement the Company's business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to Online business results in a delay in progress toward implementing the Company's business plan.

THE COMPANY'S OFFICERS AND DIRECTORS ARE NOT EMPLOYED FULL-TIME BY ONLINE WHICH COULD BE DETRIMENTAL TO THE BUSINESS.

Online  directors  and  officers  are,  or  may  become,   in  their  individual
capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, Online's officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. Each officer and director of Online's business is engaged in business activities outside of the Company's business, and the amount of time they devote as Officers and Directors to its business will be up to 5 hours per week.

Online does not know of any reason other than outside business interests that would prevent them from devoting full-time to its Company, when the business may demand such full-time participation.

THE COMPANY'S OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH IT MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

Presently there is no requirement contained in the Company's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of its business to disclose to the Company's business opportunities which come to their attention. Online officers and directors do, however, have a fiduciary duty of loyalty to the Company to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. Online has no intention of merging with or acquiring business opportunity from any affiliate or officer or director.

IF THE COMPANY IS NOT ABLE TO ADAPT TO RAPID TECHNOLOGY CHANGES AFFECTING ITS WEBSITE AND CONTINUALLY UPGRADE THE SERVICES AND OFFERINGS OF ITS WEBSITE, THE COMPANY MAY NOT BE ABLE TO ATTRACT OR RETAIN CUSTOMERS AND OUR BUSINESS WILL FAIL.

The market for websites such as Online's is subject to rapid technological changes; frequent new service offerings and changes in customer requirements. The Company may be unable to respond quickly or effectively to these changes. If the Company is unable to update and refine its website and services in response to technological changes, it may then not be able to attract or retain customers and the business will fail.

BECAUSE MS. SHARI SOOKAROOKOFF, ONE OF THE COMPANY'S DIRECTORS AND OUR SOLE OFFICER, CONTROLS APPROXIMATELY 78% OF THE OUTSTANDING COMMON STOCK, SHE WILL CONTROL AND MAKE CORPORATE DECISIONS AND INVESTORS WILL HAVE LIMITED ABILITY TO AFFECT CORPORATE DECISIONS.

Ms. Shari Sookarookoff controls approximately 78% of the outstanding shares of the Company's common stock. Accordingly, she has almost complete influence in determining the outcome of all corporate transactions and business decisions. The interests of Ms. Sookarookoff may differ from the interests of the other stockholders, and since she has the ability to control most decisions through her control of the Company's common stock, our investors will have limited ability to affect decisions made by management.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

The Company is a "penny stock" company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of shareholders to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

THE COMPANY WILL PAY NO FORESEEABLE DIVIDENDS IN THE FUTURE.

The Company has not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

OUR INVESTORS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to our shareholders a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------
Not applicable.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------
We do not own or rent facilities of any kind. At present we are operating from our principal office that is located within the offices of our President, who provides this space free of charge.

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

DESCRIPTION OF REAL ESTATE AND OPERATING DATA

None

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
We have not yet held our annual shareholders' meeting or submitted any matters to a vote of shareholders during the fiscal year to which this Annual Report pertains.



                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)  MARKET INFORMATION

Our Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). On August 7, 2008, we began trading on the over the counter bulletin board under the symbol "OLOI." During the period of August 7, 2008 through November 30, 2009, our shares have not traded. As of March 1, 2010, no trades for our stock have taken place on the OTC/BB.

(B)  HOLDERS

As of March 1, 2010, there were approximately forty-three (43) holders of record of our common stock.

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

(D)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended November 30, 2009, 2008 and 2007, the Company made no sales of its unregistered securities.

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

STOCK PURCHASE WARRANTS

None.

STOCK PURCHASE OPTIONS

None.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
NONE.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
--------------------------------------------------------------------------------
CAUTIONARY AND FORWARD-LOOKING STATEMENTS

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

PLAN OF OPERATION FOR THE NEXT TWELVE (12) MONTHS

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K; our Form 10-Q filed on October 14, 2009, our Form 10-Q filed on July 14, 2009, and our Form 10-Q filed on April 20, 2009.

Our registered public accounting firm's audit report on our consolidated financial statements as of November 30, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below.

During the year ended November 30, 2009, we continued operations that earned revenue in the form of commission sales. We are continuing the management of our website which is our main source of promotion and facilitation for our members. It outlines the services, description of art pieces, artists, and ordering instructions. We are continuing to contact both experienced and unpublished artists in order to introduce our marketing plan. It is planned that we will develop a membership program. We will once again contact the local tourist bureau in order to market our products though their international contacts.

As soon as funds are available, we are planning to rework and update our website to better reflect current social network trends. We are actively seeking to add new products and/or services that we can offer through our website. One of our directors, Ms. Saunders, plans to assist us in putting together a new marketing strategy.

We have no employees at the present time. We will continue to operate with very limited administrative support as our current officers continue to be responsible for developing and operational duties, without compensation, for at least the next 12 months.

Our continuing operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to complete our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We believe we do not have sufficient cash resources to satisfy our needs through the end of February 2010. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At November 30, 2009, we had a working capital deficit of $8,950 compared to working capital deficit of $6,068 at November 30, 2008. At November 30, 2009, our total assets consisted of cash of $2,841, prepaid expenses of $109 and capital assets of $476. This compares with our total assets at November 30, 2008, which consisted of cash of $4,904, prepaid expenses of $93 and capital assets of $3,542.

At November 30, 2009, our total current liabilities, consisting of accounts payable of $3,900 and accrued liabilities of $8,000, increased to $11,900 from $11,065 consisting of accounts payable of $4,565 and accrued liabilities of $6,500 at November 30, 2008.

We recognized $13,110 in revenues during the fiscal year ending November 30, 2009, compared to revenues of $2,800 during the year ended November 30, 2008. We have recognized $23,193 in revenue since our inception. Our short and long term survival is dependent on funding from increased sales of products and services, sales of securities as necessary or from shareholder loans.

RESULT OF OPERATIONS

We recognized $13,110 in revenues during the fiscal year ending November 30, 2009, compared to revenues of $2,800 during the year ended November 30, 2008. The $10,310 increase in revenue was a result of our increased sales during the year ended November 30, 2009. During the year ended November 30, 2009, our gross margin was $13,100 compared with a gross margin of $2,800 during the year ended November 30, 2008. During the years ended November 30, 2009 and November 30, 2008, there was no cost of goods sold since the revenue was from commission sales.

During the year ended November 30, 2009, we incurred expenses of $19,499 compared to expenses of $31,250 for the year ended November 30, 2008. The decrease of $11,751 was a result of decreased operations over the prior year. The principal component of losses in 2009 was professional fees of $15,733, office and administration expenses of $700 and depreciation and amortization costs of $3,066 compared with the principal component losses in 2008 being professional fees of $24,318, office and administration expenses of $3,304 and amortization costs of $3,628.

We recognized a net loss of $6,389 for the year ended November 30, 2009 compared to a net loss of $28,450 for the year ended November 30, 2008. From inception to November 30, 2009, we have incurred a net loss of $89,285. The principal components of losses were professional fees of $70,745, office and administration expenses of $9,272, marketing costs of $8,461, cost of goods sold of $5,379, consulting fees of $7,550, organizational costs of $665 and depreciation and amortization of $10,408.

As of January 10, 2010, our net cash balance is approximately $421. In addition, we have prepaid expenses of $109. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

OFF BALANCE SHEET ARRANGEMENTS.

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------
We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. We do not believe that we are subject to any seasonal trends. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------
The financial statements required by this Item begin on Page F-15 of this Form 10-K, and include:

Report of Independent Registered Public Accounting Firm;

Balance Sheets;

Statements of Operations, Statements of Cash Flows, Statement of Stockholders' Equity (Deficit); and

Notes to Financial Statements.

                             ONLINE ORIGINALS, INC.

                              FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                November 30, 2009




                                                                      PAGE
                                                                      ----

   Report of Independent Registered Public Accounting Firm            F-16

   Financial Statements:

            Balance Sheets                                            F-17

            Statements of Operations                                  F-18

            Statements of Cash Flows                                  F-19

            Statement of Stockholders' (Deficit)                      F-20

            Notes to Financial Statements                         F-21 to F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Online Originals, Inc.


We have audited the accompanying balance sheets of Online Originals, Inc., as of November 30, 2009 and 2008, and the related statements of operations, stockholders' (deficit), and cash flows for the two years ended November 30, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Originals, Inc. as of November 30, 2009 and 2008, and the results of its operations and cash flows for the two years ended November 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has negative working capital and stockholders' deficits at November 30, 2009, and has losses to date of approximately $89,300, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SCHUMACHER & ASSOCIATES, INC.

/s/Schumacher & Associates, Inc.

Denver, Colorado
March 4, 2010

                             ONLINE ORIGINALS, INC.

                                 BALANCE SHEETS




                                                                               NOVEMBER 30, 2009      NOVEMBER 30, 2008
                                                                               -----------------     -------------------

 ASSETS

 CURRENT ASSETS
    Cash                                                                    $        2,841       $         4,904
    Prepaid expense                                                                    109                    93
                                                                               -----------------     -------------------
    Total Current Assets                                                             2,950                 4,997

 COMPUTER EQUIPMENT, NET OF DEPRECIATION OF $6,360 AND 4,081                           476                 2,755
 WEBSITE DEVELOPMENT COSTS, NET OF AMORTIZATION OF $4,048 AND 3,261                      -                   787
                                                                               -----------------     -------------------

 TOTAL ASSETS                                                               $        3,426       $         8,539
 ------------
                                                                               =================     ===================

 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 LIABILITIES

 CURRENT LIABILITIES
    Accounts payable                                                        $        3,900       $         4,565
    Accrued liabilities                                                              8,000                 6,500
                                                                               -----------------     -------------------
    Total Liabilities, all current                                                  11,900                11,065
                                                                               -----------------     -------------------

Commitments and Contingencies (Notes 3, 5 and 6)

 STOCKHOLDERS' (DEFICIT)

 CAPITAL STOCK
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,200,000 common shares                                                    3,200                 3,200

     Additional paid-in capital                                                     77,299                77,299
     Accumulated comprehensive income (loss)                                           312                  (129)
 ACCUMULATED DEFICIT                                                               (89,285)              (82,896)
                                                                               -----------------     -------------------
                                                                                    (8,474)               (2,526)
                                                                               -----------------     -------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                              $        3,426       $         8,539
 ---------------------------------------------                                 =================     ===================

                             ONLINE ORIGINALS, INC.

                            STATEMENTS OF OPERATIONS






                                                          YEAR ENDED                       Year Ended
                                                         NOVEMBER 30,                  November 30, 2008
                                                             2009
                                                  ---------------------------      ---------------------------

REVENUE                                      $              13,110            $               2,800
-------                                           ---------------------------      ---------------------------

COST OF GOODS SOLD                                               -                                -
                                                  ---------------------------      ---------------------------
                                                            13,110                            2,800
                                                  ---------------------------      ---------------------------
EXPENSES
     Depreciation and amortization                           3,066                            3,628
     Consulting                                                  -                                -
     Marketing                                                   -                                -
     Office and administration                                 700                            3,304
     Organizational costs                                        -                                -
     Professional fees                                      15,733                           24,318
                                                  ---------------------------      ---------------------------
                                                            19,499                           31,250
                                                  ---------------------------      ---------------------------

NET LOSS FROM OPERATIONS                                    (6,389)                         (28,450)
                                                  ---------------------------      ---------------------------

OTHER INCOME
     Interest Income                                             -                                -

NET LOSS FOR THE PERIOD                      $              (6,389)           $             (28,450)
                                                  ===========================      ===========================


BASIC AND DILUTED LOSS PER SHARE             $               (0.00)           $                (0.01)
                                                  ===========================      ===========================


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                              3,200,000                        3,200,000
                                                  ===========================      ===========================

                             ONLINE ORIGINALS, INC.

                            STATEMENTS OF CASH FLOWS




                                                              Year ended                      Year ended
                                                           November 30 2009               November 30, 2008
                                                      ---------------------------      -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                      $          (6,389)             $           (28,450)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED BY OPERATING ACTIVITIES:
     Depreciation and amortization                             3,066                            3,628
     Prepaid expenses                                            (16)                               -
     Accounts payable and accrued liabilities
                                                                 835                            5,795
                                                      ---------------------------      -------------------------
     Cash (Used in) Operating Activities                      (2,504)                         (19,027)
                                                      ---------------------------      -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to capital assets                                   -                                -
     Additions to intangibles                                      -                                -
                                                      ---------------------------      -------------------------
     Net Cash (Used in) Investing Activities                       -                                -
                                                      ---------------------------      -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common shares                                      -                                -
    Offering costs                                                 -                                -
    Foreign currency translation adjustment                      441                             (736)
                                                      ---------------------------      -------------------------
    Net Cash Provided by (Used in) Financing
    Activities                                                   441                             (736)
                                                      ---------------------------      -------------------------
(DECREASE) INCREASE IN CASH DURING THE PERIOD
                                                              (2,063)                         (19,763)

CASH, BEGINNING OF PERIOD                                      4,904                           24,667
                                                      ---------------------------      -------------------------

CASH, END OF PERIOD                                $           2,841              $             4,904
                                                      ===========================      =========================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for:
         Interest                                  $               -              $                 -
         Income taxes                              $               -              $                 -
                                                      ===========================      =========================


                             ONLINE ORIGINALS, INC.

                      STATEMENT OF STOCKHOLDERS' (DEFICIT)

         FOR THE PERIOD FROM NOVEMBER 30, 2007 THROUGH NOVEMBER 30, 2009





                                                 CAPITAL STOCK
                                  -----------------------------------------------
                                                                    ADDITIONAL                          ACCUMULATED
                                                                      PAID-IN         ACCUMULATED      COMPREHENSIVE
                                     SHARES          AMOUNT           CAPITAL           DEFICIT        INCOME (LOSS)         TOTAL
                                  ------------ --- ---------- --- --------------- -- ------------- -- --------------- --- ----------

Balance, November 30, 2007          3,200,000  $      3,200   $        77,299     $     (54,446)   $        607       $      26,660

Foreign currency translation
adjustment                                  -             -                 -                 -            (736)               (736)
Net loss for the year ended
November 30, 2008                           -             -                 -           (28,450)              -             (28,450)

                                  ------------ --- ---------- --- --------------- -- ------------- -- --------------- --- ----------
Balance, November 30, 2008          3,200,000         3,200            77,299           (82,896)           (129)             (2,526)
                                  ------------ --- ---------- --- --------------- -- ------------- -- --------------- --- ----------

Foreign currency translation
adjustment                                  -             -                 -                 -             441                 441
Net loss for the year ended
November 30, 2009                           -             -                 -            (6,389)              -              (6,389)

                                  ------------ --- ---------- --- --------------- -- ------------- -- --------------- --- ----------
Balance, November 30, 2009          3,200,000  $      3,200   $        77,299     $     (89,285)   $        312       $      (8,474)
                                  ============ === ========== === =============== == ============= == =============== === ==========

                             ONLINE ORIGINALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2009


1.     NATURE AND CONTINUENCE OF OPERATIONS

     a)  ORGANIZATION
         Online Originals ("The Company") was incorporated in the State of Nevada, United States of America, on November 18, 2005. The Company's year end is November 30th.

     b)  DEVELOPMENT STAGE ACTIVITIES
         The Company's business plan is to develop a membership based website art gallery/auction house specifically focused on displaying and selling original artwork.

         In prior years the Company was  considered  to be a  development  stage enterprise. The Company is no longer considered to be in the development stage since it has recognized significant revenues in the year ended November 30, 2009.

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

        b)    INCOME TAXES
              The Company adopted the Accounting Standards Codification Financial Accounting No. 740 - "Accounting for Income Taxes" (ASC
              740). ASC 740 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

         c)   BASIC AND DILUTED LOSS PER SHARE
              In accordance with ASC 260 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. At November 30, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

         e)   REVENUE RECOGNITION
              Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured. Revenue recognition from consignment inventory consists of commission income.

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

         h)   COMPREHENSIVE INCOME (LOSS)
              The Company adopted Accounting Standards Codification Financial Accounting (ASC) No. 220, "REPORTING COMPREHENSIVE INCOME". ASC 220 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

         i)   USE OF ESTIMATES
              The preparation of the Company's financial statements are in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

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

                  Computer equipment                 3 years

         l)   WEBSITE DEVELOPMENT COSTS
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. The Website is fully amortized at November 30, 2009. Accumulated amortization at November 30, 2009 was $4,048. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

         m)   CONCENTRATIONS
              Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At November 30, 2009, approximately $2,841 of cash or cash equivalents were not insured by agencies of the U.S. Government.

         n)   RECENT ACCOUNTING PRONOUNCEMENTS
              In May 2009, the FASB issued a pronouncement, "Subsequent Events". This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). The pronouncement requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of the pronouncement did not have a material impact on the Company's financial condition or results of operation.

              In June 2009, the FASB issued a pronouncement, "Accounting for Transfers of Financial Assets". The pronouncement is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor's continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The adoption of the pronouncement did not have an impact on the Company's results of operations, financial condition or cash flows.

              In June 2009, the FASB issued a pronouncement, "Amendments to FASB Interpretation No. 46(R)". The pronouncement is intended to (1)
              address the effects on certain provisions of the prior pronouncement, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, as a result of the elimination of the qualifying special-purpose entity concept, and (2) constituent concerns about the application of certain key provisions of the prior pronouncement, including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The adoption of the pronouncement did not have an impact on the Company's results of operations, financial condition or cash flows.

              In June 2009, the FASB issued a pronouncement, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". The pronouncement became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the pronouncement did not have an impact on the Company's results of operations, financial condition or cash flows.

              There were various other accounting standards and interpretations recently issued, and became effective during 2008 and 2009, none of which are expected to have a material impact on the Company's financial position, results of operations or cash flows.

         o)   OTHER
              The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

3.  BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and stockholders' deficits at November 30, 2009 and has losses to date of approximately $89,300. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management is actively seeking to add new products and/or services in order to show profitability. In addition, one of the members of the board of directors has agreed to loan funds to the Company if needed. To date, due to the continued economic conditions, they have not yet been able to find products and services that would contribute to their business. We believe that actions planned and presently being taken to revise its operating and financial requirements will provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

4.       COMMON STOCK

         The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share. There were 3,200,000 shares of common stock issued and outstanding on November 30, 2010.

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
    --------------------------------------------------------------------------------------------------------------

     November 30, 2008        82,896         Various          20,724       (20,724)       (7,112)          -

     November 30, 2009        6,389            2029           1,597        (1,597)        (1,597)          -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting
        from net operating loss carry forward                          (25%)
        Deferred income tax valuation allowance                         25%
                                                                 --------------
        Actual tax rate                                                 0%
                                                                 ==============


6.       RELATED PARTY TRANSACTIONS

         The Company uses the offices of its President for minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.


7.       SUBSEQUENT EVENTS

         The Company has evaluated its activities subsequent to the year ended November 30, 2009 and through the date the financial statements were available to be issued, and has found that there were no reportable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

DISCLOSURE CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 4, 2009. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective as of November 30, 2009.

ITEM 9(A)T.       INTERNAL CONTROLS AND PROCEDURES
--------------------------------------------------

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

Our management, with the participation of the President and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on that evaluation, our management concluded that, as of November 30 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency:

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

ITEM 9B. OTHER INFORMATION
--------------------------

None.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

Effective June 30, 2009, Gregory Adams resigned as Secretary/Treasurer and as a director of the Company. Also effective June 30, 2009, Shari Sookarookoff, President and CEO of the Company, was appointed Secretary, Treasurer and Chief Financial Officer or the Company.

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company, as of the date of this filing:

  NAME                   AGE      OFFICES HELD
  -----------------------------------------------------------------------------
  Shari Sookarookoff     33       Director, CEO, President, Secretary/Treasurer
  Ruth Saunders          35       Director


SHARI  SOOKAROOKOFF,  CEO, CFO,  PRESIDENT,  SECRETARY/TREASURER,  MEMBER OF THE
BOARD

Shari Sookarookoff has served as President and Director since September 12, 2008. Ms. Sookarookoff has also served as Secretary/Treasurer and Chief Financial Officer of the Company since June 30, 2009. The term of her office is for two years and is thereafter renewable on an annual basis.

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


RUTH SAUNDERS, MEMBER OF THE BOARD,

Ruth Saunders has served as Director since September 12, 2008. The term of her office is for two years and is thereafter renewable on an annual basis.

Since graduating in the spring of 2008 with a Diploma in Public Relations from Grant MacEwan College in Edmonton, Ms. Saunders has been employed by Alberta Health and Wellness in their public relations department.

After having received a Journalism Diploma in 1997 from Grant MacEwan College, Ms. Saunders was a Journalist for ten (10) years. She worked first with the Hinton Parklander in Hinton, Alberta, for 3 years and then with the Wetaskiwin Times Advertiser in Wetaskiwin, Alberta, from 2001 through 2007.

Ms. Saunders is not an officer or director of any other reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.


SIGNIFICANT EMPLOYEES

None.

FAMILY RELATIONSHIPS

None.

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


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------
The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
The following table sets forth certain information, as of January 18, 2010 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of November 30, 2009, there were 3,200,000 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of November 30, 2009 by each of the individual directors and executive officers and by all directors and executive officers as a group.

  ========== ================================================== ============= =============
  TITLE OF   NAME AND ADDRESS OF BENEFICIAL OWNER                 AMOUNT AND
  CLASS                                                           NATURE OF    PERCENT OF
                                                                  BENEFICIAL    CLASS(1)
                                                                  OWNERSHIP
  ---------- -------------------------------------------------- ------------- -------------
  Common     Shari Sookarookoff                                   2,500,000     78.125%
             CEO, President & member of the Board of Directors
             328 Twin Brooks Dr NW
             Edmonton AB, Canada, T6J 6S5
  ---------- -------------------------------------------------- ------------- -------------
  Common     Ruth Saunders                                            0          0.00%
             Director
             3508 - 48 Street
             Edmonton, AB, Canada, T6L 3R4
  ---------- -------------------------------------------------- ------------- -------------
  Common     Directors and officers as a group (2 individuals)    2,500,000     78.125%
  ========== ================================================== ============= =============

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1). Based on 3,200,000 shares of common stock issued and outstanding.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE.
--------------------------------------------------------------------------------
We have not entered into any transaction nor are there any proposed transactions in which any director, executive officer, shareholder of our company or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------
AUDIT FEES.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years ended November 30, 2009 and 2008, were $9,200 and $8,050 respectively.

AUDIT RELATED FEES.

We incurred nil fees to auditors for audit related fees during the fiscal year ended November 30, 2009 and 2008.

TAX FEES.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended November 30, 2009 and 2008.

ALL OTHER FEES.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended November 30, 2009 and 2008.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
----------------------------------------------------
The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

EXHIBIT INDEX

     3.1  Articles of Incorporation(1)

     3.2  Bylaws(1)

     31.1 Section  302   Certification  -  Chief  Executive  Officer  and  Chief
          Financial Officer.*

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, Chief Financial Officer.*
----------
*  File herewith.
(1)Incorporated by reference to our SB-2 Registration Statement, file number 333-133347, filed on April 18, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 2010.


                             ONLINE ORIGINALS, INC.



Date: March 10, 2010                By: /s/ Shari Sookarookoff
                                    --------------------------
                                    Name: Shari Sookarookoff
                                    Title: President/Chief Executive Officer and
                                    Chief Financial (Accounting) Officer



Date: March 10, 2010                By:/s/ Ruth Saunders
                                    --------------------
                                    Name: Ruth Saunders
                                    Title:  Director