Form 10-Q
period 2010-02-28
ONLINE ORIGINALS, INC
filed 2010-04-13
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2010

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                             ONLINE ORIGINALS, INC.
             (Exact name of registrant as specified in its charter)


             Nevada                                           98-0479983
---------------------------------                      -------------------------
 State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization                            Identification No.)


         57113, 2020 Sherwood Drive, Sherwood Park, AB, Canada T8A 5L7
        ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (780) 668-7422

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    [X]  Yes     No  [ ]

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

Larger accelerated filer [ ]                      Accelerated filer [ ]
Non-accelerated filer  [ ]                        Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).     Yes [ ]   No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of April 10, 2010: 3,200,000 shares of common stock

The Company recognized revenues of $3,520 during the quarter ended February 28, 2010.




PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements      (Unaudited)                                       Page
                                                                                              ----

            Balance Sheets                                                                   F-5

            Interim Statements of Operations                                                 F-6

            Interim Statements of Cash Flows                                                 F-7

            Interim Statement of Changes in Stockholders' Deficit                            F-8

            Notes to Interim Financial Statements                                        F-9 to F-10

         Item 2.  Management's Discussion and Analysis                                           11

Item 3   Quantitative and Qualitative Disclosure about Market Risk                               13

Item 4.  Controls and Procedures                                                                 13

Item 4(A) T.  Controls and Procedures                                                            13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                      14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable            14

Item 3.  Defaults upon Senior Securities - Not Applicable                                        14

Item 4.  Removed and Reserved                                                                    14

Item 5.  Other Information                                                                       14

Item 6.  Exhibits                                                                                14

SIGNATURES                                                                                       15

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                             ONLINE ORIGINALS, INC.

                          INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2010

                                   (Unaudited)


                                                                        Page

Financial Statements:

         Balance Sheets                                                 F-5

         Interim Statements of Operations                               F-6

         Interim Statements of Cash Flows                               F-7

         Interim Statement of Changes in Stockholders' Deficit          F-8

         Notes to Interim Financial Statements                      F-9 to F-10


                             ONLINE ORIGINALS, INC.

                                 BALANCE SHEETS




                                                                             February 28, 2010      November 30, 2009
                                                                                (Unaudited)           (See Note 1)

        ASSETS

        Current Assets
        Cash                                                             $          248       $         2,841
        Prepaid expense                                                             159                   109
                                                                        -----------------------------------------------
        Total Current Assets                                                        407                 2,950

        Computer Equipment, net of depreciation of $6,836                             -                   476
                                                                        -----------------------------------------------
                                                                                      -                   476
                                                                        -----------------------------------------------

        TOTAL ASSETS                                                     $          407       $         3,426
                                                                        ===============================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

        Current Liabilities
        Accounts payable                                                 $        3,339       $         3,900
        Accrued liabilities                                                       6,285                 8,000
                                                                        -----------------------------------------------
        Total Liabilities, all current                                            9,624                11,900
                                                                        -----------------------------------------------

        Commitments and Contingencies (Note 2)

        STOCKHOLDERS' DEFICIT

        Capital Stock
        Authorized:
        75,000,000 common shares, par value $0.001 per share
        Issued and outstanding:
        3,200,000 common shares                                                   3,200                 3,200
        Additional paid-in capital                                               77,299                77,299
        Accumulated comprehensive income                                            313                   312
        Accumulated Deficit                                                     (90,029)              (89,285)
                                                                        -----------------------------------------------
        Total Stockholders' Deficit                                              (9,217)               (8,474)
                                                                        -----------------------------------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $         407         $         3,426

                                                                        ===============================================




        The accompanying notes are an integral part of these statements.
                                      F-5

                             ONLINE ORIGINALS, INC.

                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                     Three month period           Three month period
                                                            ended                       ended
                                                         February 28                 February 28,
                                                            2010                         2009
                                               --------------------------------------------------------

           Revenue                             $              3,520       $                    -
                                               --------------------------------------------------------
                                                              3,520                            -
                                               --------------------------------------------------------
           Expenses
                    Depreciation and amortization               477                          907
                    Office and administration                   952                          230
                    Professional fees                         2,835                        1,683
                                               --------------------------------------------------------
                                                              4,264                        2,820
                                               --------------------------------------------------------

           Net Loss From Operations                            (744)                      (2,820)
                                               --------------------------------------------------------


           Net Loss                            $               (744)      $               (2,820)
                                               ========================================================


           Basic And Diluted Income (Loss) Per
           Share                               $             Nil          $                Nil
                                               ========================================================


           Weighted Average Number Of Shares
           Outstanding                                    3,200,000                    3,200,000
                                               ========================================================









        The accompanying notes are an integral part of these statements.
                                      F-6



                             ONLINE ORIGINALS, INC.

                        INTERIM STATEMENTS OF CASH FLOWS


                                   (Unaudited)


                                                              Three month            Three month
                                                              period ended           period ended
                                                           February 28, 2010         February 28,
                                                                                         2009
------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net Loss                                          $             (744)   $           (2,820)

Adjustments to Reconcile Net Loss to Net Cash Used by
Operating Activities
     Depreciation and amortization                                    477                   907
Changes in Operating Assets and Liabilities
     Prepaid expenses                                                 (50)                  (83)
     Accounts payable and accrued liabilities                      (2,276)                 (584)
                                                       -----------------------------------------------
         Net Cash (Used) in Operating Activities                   (2,593)               (2,580)
                                                       -----------------------------------------------

Cash Flows from Investing Activity
     Additions to capital assets                                        -                     -
     Additions to intangibles                                           -                     -
                                                       -----------------------------------------------
     Net Cash From Investing Activities                                 -                     -
                                                       -----------------------------------------------

Cash Flows From Financing Activity
    Issuance of common shares                                           -                     -
    Foreign currency translation adjustment                             -                   (71)
                                                       -----------------------------------------------
    Net Cash (Used) Provided by Financing Activities                    -                   (71)
                                                       -----------------------------------------------

         Net (Decrease) in Cash during the Period                  (2,593)               (2,651)

Cash, Beginning of Period                                           2,841                 4,904
                                                       -----------------------------------------------

Cash, End Of Period                                    $              248    $            2,253
                                                       ===============================================


Supplemental Disclosure of Cash Flow Information
     Cash paid for:
         Interest                                      $                -    $                -
         Income taxes                                  $                -    $                -
                                                       ===============================================





        The accompanying notes are an integral part of these statements.
                                      F-7


                             ONLINE ORIGINALS, INC.

                      STATEMENT OF STOCKHOLDERS' (DEFICIT)

         For the Period from November 30, 2008 through February 28, 2010


                                                    CAPITAL STOCK
                                -------------------------------------------------------
                                                                     ADDITIONAL                         ACCUMULATED
                                                                       PAID-IN      ACCUMULATED        COMPREHENSIVE
                                    SHARES           AMOUNT            CAPITAL        DEFICIT          INCOME (LOSS)          TOTAL
                                ----------------------------------------------------------------------------------------------------

Balance, November 30, 2008
                                    3,200,000  $      3,200       $     77,299   $    (82,896)    $       (129)           $  (2,526)
                                ----------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                  -             -                  -              -              441                  441
Net loss for the year ended
November 30, 2009                           -             -                  -         (6,389)               -               (6,389)

                                ----------------------------------------------------------------------------------------------------
Balance, November 30, 2009
                                    3,200,000         3,200             77,299        (89,285)             312               (8,474)
                                ----------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                  -             -                  -              -                1                    1
Net loss for the period ended
February 28, 2010                           -             -                  -           (744)               -                 (744)
                                ----------------------------------------------------------------------------------------------------

Balance, February 28, 2010          3,200,000  $      3,200       $     77,299   $    (90,029)    $        313            $  (9,217)
                                ====================================================================================================









        The accompanying n otes are an interal part of these statements.
                                      F-8

                             ONLINE ORIGINALS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2010
                                   (Unaudited)



1.    UNAUDITED STATEMENTS

         While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited November 30, 2009 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements for the year ended November 30, 2009, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The information as of November 30, 2009 is taken from the audited financial statements of that date.


2.    BASIS OF PRESENTATION - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern. However, the Company has negative working capital and a stockholders' deficit and has losses to date of approximately $90,029. These matters raise substantial doubt about our ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company is seeking additional means of financing to fund its business plan. There is no assurance that the Company will be successful in raising sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from these uncertainties.


3.    INCOME TAXES

         The Company is subject to foreign and domestic income taxes. The Company has net losses of $90,029 since inception, and therefore has paid no income tax.

         Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The NOL carry forwards expire in various years through 2030. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                        Estimated Tax                   Change in
                         Estimated NOL                  Benefit from     Valuation      Valuation     Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance      Allowance     Benefit

     November 30, 2009        89,285         Various          22,321                       (1,597)         -
       February 28,            744             2030            186                           186           -

                             ONLINE ORIGINALS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2010
                                   (Unaudited)


         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carry forward                                            (25%)
        Deferred income tax valuation allowance                        25%
                                                                   -----------
        Actual tax rate                                                0%
                                                                   ===========


4        SUBSEQUENT EVENTS

      The Company has evaluated its activities subsequent to the period ended February 28, 2010 and through the date the financial statements were available to be issued, and has found that there were no reportable subsequent events.

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed on March 10, 2010.

The independent registered public accounting firm's report on the Company's financial statements as of November 30, 2009, and for each of the years in the two-year period then ended; include a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

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

Liquidity

At February 28, 2010, our cash balance was $248. In addition, we have prepaid expenses of $159. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At February 28, 2010, we had a working capital deficit of $9,217 compared to a working capital deficit of $8,950 at November 30, 2009. At February 28, 2010, our total assets consisted of cash of $248 and prepaid expenses of $159. This compares with total assets at November 30, 2009 consisted of cash of $2,841, prepaid expenses of $109 and capital assets of $476.

At February 28, 2010, our total current liabilities decreased to $9,624 from $11,900 at November 30, 2009. During the three months ended February 28, 2010, accounts payable and accrued liabilities decreased by $2,276.

We recognized revenues of $3,520 from operations during the three months ending February 28, 2010. We believe our existing cash balances will not be sufficient to carry our normal operations over the next three (3) months. Our short and long-term survival is dependent on revenues from commission sales or funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we will attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

For The Three Months Ended February 28, 2010 Compared To The Three Months Ended February 28, 2009.

We recognized revenues of $3,520 from operational sales during the three months ending February 28, 2010, compared to nil revenues during the three months ended February 28, 2009.

For the three months ended February 28, 2010, operating expenses were $4,264 compared to $2,820 for the three months ended February 28, 2009. The increase of $1,444 was due to an increase in our operational activities over the prior period. Operating expenses during the three months ended February 28, 2010, consisted of professional fees of $2,835, amortization and depreciation of $477 and office and administration costs of $952, compared to professional fees of $1,683, amortization and depreciation of $907 and office and administration costs of $230, for the three months ended February 28, 2009.

We recognized a net loss of $744 for the three months ended February 28, 2010, compared to a net loss of $2,820 for the three months ended February 28, 2009. The decrease in the loss of $2,076 was a result of the increase in operational sales coupled with an increase in operational expenses as discussed above.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended February 28, 2010. We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

None.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3.  Defaults Upon Senior Securities

None.


Item 4.  Removed and Reserved

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of April, 2010.


                             ONLINE ORIGINALS, INC.


Date: April 12, 2010                By: /s/ Shari Sookarookoff
                                        ----------------------

                                    Name: Shari Sookarookoff
                                    Title: President/Chief Executive Officer
                                           and Chief Financial (Accounting)
                                           Officer