Form 10-Q
period 2010-05-31
ONLINE ORIGINALS, INC
filed 2010-07-19
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2010

                                       OR

[ ]                  TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                             ONLINE ORIGINALS, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                         98-0479983
------------------------------                    ------------------------------
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

Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [_]     No [_]

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

Larger accelerated filer  [_]                    Accelerated filer           [_]
Non-accelerated filer     [_]                    Smaller reporting company   [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]     No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of June 30, 2010: 7,200,000 shares of common stock

The Company recognized revenues of $2,522 during the quarter ended May 31, 2010.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                     Page
                                                                                              ----

            Balance Sheets                                                                    F-5

            Interim Statements of Operations                                               F-6 to F-7

            Interim Statements of Cash Flows                                                  F-8

            Interim Statement of Changes in Stockholders' Equity (Deficit)                    F-9

            Notes to Interim Financial Statements                                         F-10 to F-11

Item 2.  Management's Discussion and Analysis                                                    12

Item 3   Quantitative and Qualitative Disclosure about Market Risk                               14

Item 4   Controls and Procedures                                                                 14

Item 4(A) T.  Controls and Procedures                                                            14


PART II - OTHER INFORMATION

Item 1   Legal Proceedings - Not Applicable                                                      14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             15

Item 3.  Defaults upon Senior Securities - Not Applicable                                        15

Item 4.  Removed and Reserved.                                                                   15

Item 5.  Other Information                                                                       15

Item 6.  Exhibits                                                                                15

SIGNATURES                                                                                       16

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                             ONLINE ORIGINALS, INC.

                          INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2010

                                   (Unaudited)


                                                                                   Page

Financial Statements:

         Balance Sheets                                                            F-5

         Interim Statements of Operations                                       F-6 to F-7

         Interim Statements of Cash Flows                                          F-8

         Interim Statement of Changes in Stockholders' Equity (Deficit)            F-9

         Notes to Interim Financial Statements                                 F-10 to F-11


                             ONLINE ORIGINALS, INC.

                                 BALANCE SHEETS




                                                                                      May 31,          November 30, 2009
                                                                                        2010
                                                                                    (Unaudited)          (See Note 1)

 ASSETS

 Current Assets
    Cash                                                                        $       4,536      $         2,841
    Prepaid expense                                                                     1,859                  109
                                                                               --------------------------------------
    Total Current Assets                                                                6,395                2,950

 Computer Equipment, net of depreciation of $6,836                                          -                  476
                                                                               --------------------------------------
                                                                                            -                  476
                                                                               --------------------------------------

 TOTAL ASSETS                                                                   $       6,395      $         3,426
                                                                               ======================================


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 LIABILITIES

 Current Liabilities
     Accounts payable                                                           $           -      $         3,900
    Accrued liabilities                                                                 2,329                8,000
                                                                               --------------------------------------
    Total Liabilities, all current                                                      2,329               11,900
                                                                               --------------------------------------

Commitments and Contingencies (Note 2)

 STOCKHOLDERS' EQUITY (DEFICIT)

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          7,200,000 common shares                                                       7,200                3,200
     Additional paid-in capital                                                        89,299               77,299
     Accumulated comprehensive income                                                     319                  312
 Accumulated Deficit                                                                  (92,752)             (89,285)
                                                                               --------------------------------------
    Total Stockholders' Equity (Deficit)                                                4,066               (8,474)
                                                                               --------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $      6,395        $        3,426

                                                                               ======================================

        The accompanying notes are an integral part of these statements.


                             ONLINE ORIGINALS, INC.

                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                      Three month period           Three month period
                                                             ended                       ended
                                                            May 31,                     May 31,
                                                             2010                         2009
                                                 ---------------------------------------------------

           Revenue                               $              2,522       $                    -
                                                 ---------------------------------------------------
                                                                2,522                            -
                                                 ---------------------------------------------------

           Expenses
                Depreciation and amortization                       -                          907
                Office and administration                         827                          146
                Professional fees                               4,418                        3,251
                                                 ---------------------------------------------------
                                                                5,245                        4,304
                                                 ---------------------------------------------------

           Net Loss From Operations                            (2,723)                      (4,304)
                                                 ---------------------------------------------------


           Net Loss                              $             (2,723)      $               (4,304)
                                                 ===================================================


           Basic And Diluted Income (Loss) Per
           Share                                 $             Nil          $                Nil
                                                 ===================================================


           Weighted Average Number Of Shares
           Outstanding                                      3,721,739                    3,200,000
                                                 ===================================================


        The accompanying notes are an integral part of these statements



                             ONLINE ORIGINALS, INC.

                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                           Six month                   Six month
                                                         period ended                 period ended
                                                            May 31,                     May 31,
                                                             2010                         2009
                                                 ---------------------------------------------------

           Revenue                               $              6,042       $                    -
                                                 ---------------------------------------------------
                                                                6,042                            -
                                                 ---------------------------------------------------

           Expenses
                Depreciation and amortization                     477                        1,814
                Office and administration                       1,779                          375
                Professional fees                               7,253                        4,934
                                                 ---------------------------------------------------
                                                                9,509                        7,123
                                                 ---------------------------------------------------

           Net Loss From Operations                            (3,467)                      (7,123)
                                                 ---------------------------------------------------


           Net Loss                              $             (3,467)      $               (7,123)
                                                 ===================================================


           Basic And Diluted Income (Loss) Per
           Share                                 $             Nil          $                Nil
                                                 ===================================================


           Weighted Average Number Of Shares
           Outstanding                                      3,463,736                    3,200,000
                                                 ===================================================


        The accompanying notes are an integral part of these statements.




                             ONLINE ORIGINALS, INC.

                        INTERIM STATEMENTS OF CASH FLOWS


                                   (Unaudited)


                                                                Six month              Six month
                                                               period ended           period ended
                                                                 May 31,                May 31,
                                                                   2010                   2009
--------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net Loss                                            $           (3,467)   $           (7,124)

Adjustments to Reconcile Net Loss to Net Cash Used by
Operating Activities
     Depreciation and amortization                                      476                 1,814
Changes in Operating Assets and Liabilities
     Prepaid expenses                                                (1,750)                  (58)
     Accounts payable and accrued liabilities                        (9,571)                2,121
                                                         ------------------------------------------
     Net Cash (Used) in Operating Activities                        (14,312)               (3,247)
                                                         ------------------------------------------

Cash Flows from Investing Activity
     Additions to capital assets                                          -                     -
     Additions to intangibles                                             -                     -
                                                         ------------------------------------------
     Net Cash From Investing Activities                                   -                     -
                                                         ------------------------------------------

Cash Flows From Financing Activity
    Issuance of common shares                                        16,000                     -
    Foreign currency translation adjustment                               7                   (11)
                                                         ------------------------------------------
    Net Cash Provided (Used) by Financing Activities                 16,007                   (11)
                                                         ------------------------------------------

Net Increase (Decrease) in Cash during the Period                     1,695                (3,258)

Cash, Beginning of Period                                             2,841                 4,904
                                                         ------------------------------------------

Cash, End Of Period                                      $            4,536    $            1,646
                                                         ==========================================


Supplemental Disclosure of Cash Flow Information
     Cash paid for:
         Interest                                        $                -    $                -
         Income taxes                                    $                -    $                -
                                                         ==========================================


        The accompanying notes are an integral part of these statements.



                             ONLINE ORIGINALS, INC.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

           For the Period from November 30, 2008 through May 31, 2010
                                   (unaudited)


                                       CAPITAL STOCK
                       -------------------------------------------------
                                                          ADDITIONAL                               ACCUMULATED
                                                           PAID-IN            ACCUMULATED          OMPREHENSIVE
                          SHARES           AMOUNT          CAPITAL              DEFICIT            NCOME (LOSS)       TOTAL
                       -----------------------------------------------------------------------------------------------------

Balance, November
30, 2008                    3,200,000  $   3,200       $    77,299        $     (82,896)        $      (129)      $  (2,526)
                       ---------------- -------------- ---------------------------------------------------------------------

Foreign currency
translation
adjustment                         -          -                 -                    -                 441             441

Net loss for the
year ended
November 30, 2009                  -          -                 -               (6,389)                  -          (6,389)

                       ---------------- -------------- ---------------------------------------------------------------------
Balance, November
30, 2009                   3,200,000      3,200            77,299              (89,285)                312          (8,474)
                       ---------------- -------------- ---------------------------------------------------------------------

May 20, 2010 -
Shares issued for
cash at $0.004             4,000,000      4,000            12,000                    -                   -          16,000

Foreign currency
translation
adjustment                         -          -                 -                    -                   7               7

Net loss for the
period ended
May 31, 2010                       -          -                 -              (3,467)                   -          (3,467)
                       ---------------- -------------- ---------------------------------------------------------------------

Balance, May 31,
2010                       7,200,000  $   7,200       $    89,299        $     (92,752)        $       319       $   4,066
                       =====================================================================================================

The accompanying notes are an integral part of these statements.

                             ONLINE ORIGINALS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)


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


2.    BASIS OF PRESENTATION - GOING CONCERN


         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern. However, the Company has losses to date of approximately $92,752. These matters raise substantial doubt about our ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company is seeking additional means of financing to fund its business plan. There is no assurance that the Company will be successful in raising sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

3.    INCOME TAXES

         The Company is subject to foreign and domestic income taxes. The Company has net losses of $92,752 since inception, and therefore has paid no income tax.

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                        Estimated Tax                   Change in
                         Estimated NOL                  Benefit from     Valuation      Valuation     Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance      Allowance     Benefit

     November 30, 2009        89,285         Various          22,321                       (1,597)         -
          May 31,             3,467            2030            867                          (867)          -

                             ONLINE ORIGINALS, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2010
                                   (Unaudited)

        Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carry forward                                                (25%)
        Deferred income tax valuation allowance                            25%
                                                                      ----------
        Actual tax rate                                                    0%
                                                                      ==========


4        COMMON STOCK

      On May 21, 2010, the Company issued 4,000,000 shares of its restricted common stock to Mr. David Calahasen , a director of the Company, at a price of $0.004 per share for cash totalling $16,000.

      Prior to the issuance, the Company had 3,200,000 shares of common stock issued and outstanding. After the issuance, the Company has 7,200,000 shares of common stock issued and outstanding.

      As a result of the issuance, Mr. Calahasen owns approximately 55.55% of the issued and outstanding common stock of the Company and is the majority shareholder of the Company.

      As a result of the issuance, the ownership of Ms. Shari Sookarookoff, the Chief Executive Office and Director of the Company was decreased from 78.13% to 34.72%.


5        SUBSEQUENT EVENTS

      On July 6, 2010, the Company filed a Definitive  Information  Statement on
      Schedule 14C to amend the articles of incorporation as follows:

     1.   To authorize the Company to change the name to CREENERGY CORPORATION,
     2. To authorize a forward split of common stock issued and outstanding on a thirty (30) new shares for one (1) old shares basis, and
     3. To increase the authorized common shares of the company from 75,000,000 shares of common stock to 675,000,000 shares of common stock.

      Such proposals have been approved by the majority shareholders of the Company and will become effective upon the filing of an Amendment to the Articles of Incorporation with the Secretary of State of Nevada.

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q filed on April 13, 2010, and our Annual Report on Form 10-K filed on March 10, 2010.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Over the last two (2) years, we have continued to establish a business, which provides a website where members and customers are able to bid on and purchase pieces of art. Our target cliental was the artistic community and those who enjoy purchasing, learning, and discussing art. We represented pieces from artists, art owners, and members of the site, as well as one-time users looking to sell a single piece through our gallery/auction website. We showcased original pieces of art from unknown artists in the industry as well as established artists. Prints were available for individuals looking for a piece that can otherwise only be found in a gallery. Buyers were able to purchase art pieces from the website using different forms of payment. We focused on buyers and art collectors who are using the Internet to find what they were looking for.

However, we believe that we need to enlarge our business activity. With this in mind, the name Online Originals, Inc. has been perceived by management as limiting the Company's ability to pursue other opportunities and in management's opinion may have limited awareness to the internet sales arena. The proposed change of Company's name from Online Originals, Inc. to CREENERGY Corporation is intended to convey a sense of the Company's new business focus as it looks to pursue other opportunities. Specifically, the Company intends to obtain leases for the exploration and production of oil and gas in First Nation areas of northern Alberta, Canada. Though at the date of this filing, the Company has not identified any prospects or entered into any leases or agreements.

On May 21, 2010, the Company issued 4,000,000 shares of its restricted common stock to Mr. David Calahasen, a director of the Company, at a price of $0.004 per share for cash totalling $16,000. As a result of such transaction, Mr. Calahassen became the Company's majority shareholder, holding approximately 55.5% of the issued and outstanding common stock of the Company.

On May 24, 2010, Mr. David Callahasen was appointed to the Board of Directors of the Company.

On July 6,  2010,  the  Company  filed a  Definitive  Information  Statement  on
Schedule 14C to amend the articles of incorporation as follows:

     1.   To authorize the Company to change the name to CREENERGY CORPORATION,
     2. To authorize a forward split of common stock issued and outstanding on a thirty (30) new shares for one (1) old shares basis, and
     3. To increase the authorized common shares of the company from 75,000,000 shares of common stock to 675,000,000 shares of common stock.
Such proposals have been approved by the majority shareholders of the Company and will become effective upon the filing of an Amendment to the Articles of Incorporation with the Secretary of State of Nevada.

Since we intend to operate with very limited administrative support, our officers will continue to be responsible for these tasks for at least the next six (6) months.

Material Changes in Financial Condition

At May 31, 2010, our cash balance was $4,536. In addition, we have prepaid expenses of $1,859. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At May 31, 2010, we had a working capital of $4,066 compared to a working capital deficit of $8,950 at November 30, 2009. At May 31, 2010, our total assets consisted of cash of $4,536 and prepaid expenses of $1,859. This compares with total assets at November 30, 2009 consisted of cash of $2,841, prepaid expenses of $109 and capital assets of $476.

At May 31, 2010, our total current liabilities decreased to $2,329 from $11,900 at November 30, 2009. During the six months ended May 31, 2010, accounts payable and accrued liabilities decreased by $9,571.

On May 21, 2010, the Company issued 4,000,000 shares of its restricted common stock to Mr. David Calahasen , a director of the Company, at a price of $0.004 per share for cash totaling $16,000. Such funds are to be used to support the Company's operational activities.

We recognized revenues of $6,042 from operations during the six months ending May 31, 2010. We believe our existing cash balances will be sufficient to carry our normal operations over the next three (3) months. Our short and long-term survival is dependent on revenues from commission sales or funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we will attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

For The Three Months Ended May 31, 2010 Compared To The Three Months Ended May 31, 2009.

We recognized revenues of $2,522 from operational sales during the three months ending May 31, 2010, compared to nil revenues during the three months ended May 31, 2009.

During the three months ended May 31, 2010, operating expenses were $5,245 compared to $4,304 for the three months ended May 31, 2009. The increase of $941 was due to an increase in our operational activities over the prior period. Operating expenses during the three months ended May 31, 2010, consisted of professional fees of $4,418, and office and administration costs of $827, compared to professional fees of $3,251, amortization and depreciation of $907 and office and administration costs of $146, for the three months ended May 31, 2009.

We recognized a net loss of $2,723 for the three months ended May 31, 2010, compared to a net loss of $4,304 for the three months ended May 31, 2009. The decrease in the loss of $1,581 was a result of the increase in operational sales coupled with an increase in operational expenses as discussed above.


For The Six Months Ended May 31, 2010, Compared To The Six Months End May 31, 2009.

We recognized revenues of $6,042 from operational sales during the six months ending May 31, 2010, compared to nil revenues during the six months ended May 31, 2009.

For the six months ended May 31, 2010, operating expenses were $9,509 compared to $7,123 for the six months ended May 31, 2009. The increase of $2,386 was due to an increase in our operational activities over the prior period. Operating expenses during the six months ended May 31, 2010, consisted of professional fees of $7,253, amortization and depreciation of $477 and office and administration costs of $1,779, compared to professional fees of $4,934, amortization and depreciation of $1,814 and office and administration costs of $375, for the six months ended May 31, 2009.

We recognized a net loss of $3,467 for the six months ended May 31, 2010, compared to a net loss of $7,123 for the six months ended May 31, 2009. The decrease in the loss of $3,656 was a result of the increase in operational sales coupled with an increase in operational expenses as discussed above.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended May 31, 2010. We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 21, 2010, the Company issued 4,000,000 shares of its restricted common stock to Mr. David Calahasen in exchange for cash of $16,000. Prior to the issuance, the Company had 3,200,000 shares of common stock issued and outstanding. After the issuance, the Company has 7,200,000 shares of common stock issued and outstanding.

As a result of the issuance, Mr. Calahasen owns approximately 55.55% of the issued and outstanding common stock of the Company and is the majority shareholder of the Company.

As a result of the issuance, the ownership of Ms. Shari Sookarookoff, the Chief Executive Officer and Director of the Company was decreased from 78.13% to 34.72%.

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals listed above that purchased the unregistered securities were known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  REMOVED AND RESERVED.

Item 5.  Other Information

None.

Item 6.           Exhibits

(a) Pursuant to Item 601 of Regulation S-K, the following exhibits are included herein.

     Exhibit
     Number          Description

     31.1 Section 302 Certification - Chief Executive Officer / Chief Financial Officer

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer / Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of July, 2010.


                             ONLINE ORIGINALS, INC.


                                    By: /s/ Shari Sookarookoff
                                        ----------------------

                                    Name: Shari Sookarookoff
                                    Title: President/Chief Executive Officer and
                                    Chief Financial (Accounting) Officer