Form 10-Q
period 2010-08-31
CREENERGY Corp
filed 2010-10-20
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2010

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                              CREENERGY CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                           98-0479983
------------------------------                         ---------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)


         57113, 2020 Sherwood Drive, Sherwood Park, AB, Canada, T8A 5L7
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (780) 668-7422

                             Online Originals, Inc.
                            ------------------------
         (Former name or former address, if changed since last report.)

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

Larger accelerated filer [_]                               Accelerated filer [_]
Non-accelerated filer [_]                          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).     Yes [_]    No [X]


Number of shares issued and outstanding of the registrant's class of common stock as of September 30, 2010: 216,000,000 shares of common stock.

The Company recognized revenues of $nil during the quarter ended August 31, 2010.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                            Page
                                                                     ----

         Balance Sheets                                                F-5

         Interim Statements of Operations                           F-6 to F-7

         Interim Statements of Cash Flows                              F-8

         Interim Statement of Changes in Stockholders' (Deficit)       F-9

         Notes to Interim Financial Statements                      F-10 to F-12

Item 2.  Management's Discussion and Analysis                          13

Item 3   Quantitative and Qualitative Disclosure about Market Risk     15

Item 4   Controls and Procedures                                       15


PART II - OTHER INFORMATION

Item 1   Legal Proceedings - Not Applicable                            15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   16

Item 3.  Defaults upon Senior Securities - Not Applicable              16

Item 4.  Removed and Reserved                                          16

Item 5.  Other Information                                             16

Item 6.  Exhibits                                                      16

SIGNATURES                                                             17

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                              CREENERGY CORPORATION

                        (FORMERLY ONLINE ORIGINALS, INC.)

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 AUGUST 31, 2010

                                   (Unaudited)


Financial Statements                                                Page

         Balance Sheets                                             F-5

         Interim Statements of Operations                           F-6 to F-7

         Interim Statements of Cash Flows                           F-8

         Interim Statement of Changes in Stockholders' (Deficit)    F-9

         Notes to Interim Financial Statements                      F-10 to F-12



                                      CREENERGY CORPORATION
                                (FORMERLY ONLINE ORIGINALS, INC.)

                                  (A Development Stage Company)
                                         BALANCE SHEETS



                                                                                    August 31,       November 30, 2009
                                                                                       2010
                                                                                   (Unaudited)         (See Note 1)
 ASSETS

 Current Assets
    Cash                                                                        $      4,485     $        2,841
    Prepaid expense                                                                    1,109                109
                                                                               --------------------------------------
    Total Current Assets                                                               5,594              2,950

 Computer Equipment, net of depreciation of $6,836                                         -                476
                                                                               --------------------------------------
                                                                                           -                476
                                                                               --------------------------------------

 TOTAL ASSETS                                                                   $      5,594     $        3,426
                                                                               ======================================

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 LIABILITIES

 Current Liabilities
     Accounts payable                                                           $     16,656     $        3,900
    Accrued liabilities                                                                2,755              8,000
                                                                               --------------------------------------
    Total Liabilities, all current                                                    19,411             11,900
                                                                               --------------------------------------

Commitments and Contingencies (Note 2)

 STOCKHOLDERS' EQUITY (DEFICIT)

 Capital Stock
     Authorized:
         675,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          216,000,000 and 96,000,000 common shares at August 31, 2010
          and November 30, 2009, respectively					     216,000             96,000
     Accumulated comprehensive income                                                    319                312
 Accumulated (Deficit)                                                              (212,902)          (104,786)
 Accumulated (Deficit) during Development Stage                                      (17,234)                 -
                                                                               --------------------------------------
    Total Stockholders' (Deficit)                                                    (13,817)            (8,474)
                                                                               --------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                  $     5,594       $       3,426

                                                                               ======================================
                The accompanying notes are an integral part of these statements.
                                              F-5


                              CREENERGY CORPORATION
                        (FORMERLY ONLINE ORIGINALS, INC.)

                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                     Three month period         Three month period
                                                            ended                     ended
                                                         August 31,                 August 31,
                                                            2010                       2009
                                                 ---------------------------------------------------

    Revenue                                      $                 -      $                   -
                                                 ---------------------------------------------------
                                                                   -                          -
                                                 ---------------------------------------------------

    Expenses
         Office and administration                             1,231                        107
         Professional fees                                    16,612                      1,911
                                                 ---------------------------------------------------
                                                              17,843                      2,018
                                                 ---------------------------------------------------

    Net (Loss) From Continuing Operations
                                                             (17,843)                    (2,018)
                                                 ---------------------------------------------------

    Discontinued Operations (Note 5)
        Net Profit (Loss) from discontinued
        operations                                               (40)                    12,345
                                                 ---------------------------------------------------

    Net Profit (Loss)                            $           (17,883)     $              10,327
                                                 ===================================================


    Basic And Diluted Income (Loss) Per Share
                                                 $               Nil      $                 Nil
                                                 ===================================================

    Weighted Average Number Of Shares
    Outstanding                                          216,000,000                 96,000,000
                                                 ===================================================

                The accompanying notes are an integral part of these statements.
                                              F-6



                                      CREENERGY CORPORATION
                               (FORMERLY ONLINE ORIGIONALS, INC.)

                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF OPERATIONS

                                           (Unaudited)

                                                                                          Cumulative Amounts from
                                                                                              June 25, 2010
                                                Nine-month            Nine-month              (Date of New
                                               Period ending        Period ending          Development Stage)
                                              August 31, 2010      August 31, 2009         to August 31, 2010

Revenue                                   $               -     $                -                 $  -
                                          -------------------------------------------------------------------------
                                                           -                     -                    -
                                          -------------------------------------------------------------------------
Expenses
     Office and administration                         1,356                   204                  911
     Professional fees                                23,865                 6,845               16,323
                                          -------------------------------------------------------------------------
                                                      25,221                 7,049               17,234
                                          -------------------------------------------------------------------------

Net (Loss) from Continuing Operations
                                                     (25,221)               (7,049)             (17,234)

Discontinued Operations (Note 5)
      Net Profit from discontinued
      operations                                       3,871                10,252                    -
                                          -------------------------------------------------------------------------

Net Profit (Loss) For The Period          $          (21,350)   $            3,203              (17,234)
                                          =========================================================================


Basic And Diluted Loss Per Share          $          Nil        $              Nil
                                          ===========================================


Weighted Average Number of Shares
Outstanding                                     141,547,445             96,000,000
                                          ===========================================


                The accompanying notes are an integral part of these statements.
                                              F-7



                                      CREENERGY CORPORATION
                                (FORMERLY ONLINE ORIGINALS, INC.)

                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                           Nine-month         Nine-month          Cumulative Amounts
                                                          period ending         period            from June 25, 2010
                                                           August 31,           ending               (Date of New
                                                              2010            August 31,          Development Stage)
                                                                                 2009             to August 31, 2010

Cash Flows from Operating Activities
     Net profit (loss) for the period                 $         (21,350) $           3,203            (17,234)

Adjustments to Reconcile Net Profit (Loss) to Net
     Depreciation and amortization                                  476              2,496                  -
Changes in Operating Assets and Liabilities
     Prepaid expenses                                            (1,000)               (66)               850
     Accounts payable and accrued liabilities                     7,511             (7,139)            16,333
                                                      ------------------------------------------------------------
Net Cash (Used in) Operating Activities                         (14,363)            (1,506)               (51)

Cash Flows from Investing Activities
     Additions to capital assets                                      -                  -                  -
     Disposal of capital assets                                       -                  -                  -
                                                      ------------------------------------------------------------
     Net Cash Provided by Investing Activities                        -                  -                  -

Cash Flows From Financing Activities
    Issuance of common shares                                    16,000                  -                  -
    Foreign currency translation adjustment                           7                427                  -
                                                      ------------------------------------------------------------
    Net Cash Provided by (Used in) Financing
    Activities                                                   16,007                427                  -

Increase (Decrease) in Cash during the Period                     1,644             (1,079)               (51)

Cash, Beginning Of Period                                         2,841              4,904              4,536
                                                      ------------------------------------------------------------

Cash, End Of Period                                   $           4,485 $            3,825              4,485
                                                      ============================================================

Supplemental Disclosure Of Cash Flow Information
     Cash paid for:
         Interest                                     $               - $              -              $     -
         Income taxes                                 $               - $              -              $     -
                                                      ============================================================


                The accompanying notes are an integral part of these statements.
                                               F-9


                                      CREENERGY CORPORATION
                                (FORMERLY ONLINE ORIGINALS, INC.)

                              STATEMENT OF STOCKHOLDERS' (DEFICIT)

                  For the Period from November 30, 2008 through August 31, 2010
                                           (Unaudited)


                                 CAPITAL STOCK                                       ACCUMULATED
               ---------------------------------------------------
                                                ADDITIONAL                          DEFICIT DURING       ACCUMULATED
                                                 PAID-IN         ACCUMULATED        DEVELOPMENT         COMPREHENSIVE
                    SHARES         AMOUNT        CAPITAL           DEFICIT             STAGE            INCOME (LOSS)         TOTAL
               ---------------------------------------------------------------------------------------------------------------------

Balance,
November
30, 2008          96,000,000     $   96,000  $         -   $       (98,397)   $            -      $       (129)        $    (2,526)
               ---------------------------------------------------------------------------------------------------------------------

Foreign
currency
translation
adjustment                 -              -            -                 -                 -               441                 441

Net loss
for the
year ended                 -              -            -            (6,389)                -                 -              (6,389)
               ---------------------------------------------------------------------------------------------------------------------

Balance,
November
30, 2009          96,000,000         96,000            -          (104,786)                -               312              (8,474)
               ---------------------------------------------------------------------------------------------------------------------

May 20,
2010 -
Shares
issued
for cash
at $0.004        120,000,000        120,000            -          (104,000)                -                 -              16,000

Foreign
currency
translation                -              -            -                 -                 -                 7                   7

Net loss
for the
period
ended August
31, 2010                   -              -            -              (416)         (17,2340)                -             (21,350)
               ---------------------------------------------------------------------------------------------------------------------

Balance,
August
31, 2010         216,000,000     $  216,000  $         -   $      (212,902)   $      (17,234)     $        319         $   (13,817)
               =====================================================================================================================

                        The accompanying notes are an integral part of these statements.
                                                      F-9

                              CREENERGY CORPORATION
                        (FORMERLY ONLINE ORIGINALS, INC.)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 August 31, 2010
                                   (Unaudited)

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

         The information as of November 30, 2009 is taken from the audited financial statements as of that date.


2.    BASIS OF PRESENTATION - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates our continuation as a going concern. However, the Company has losses to date of approximately $110,635. These matters raise substantial doubt about our ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company is seeking additional means of financing to fund its business plan. There is no assurance that the Company will be successful in raising sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from these uncertainties.


3.    INCOME TAXES

         The Company is subject to foreign and domestic income taxes. The Company has net losses of $110,635 since inception, and therefore has paid no income tax.

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                        Estimated Tax                   Change in
                         Estimated NOL                  Benefit from     Valuation      Valuation     Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance      Allowance     Benefit

     November 30, 2009        89,285         Various      22,321          (22,321)         (1,597)         -

      August 31, 2010         21,350           2030       5,338            (5,338)         (5,338)         -

                              CREENERGY CORPORATION
                        (FORMERLY ONLINE ORIGINALS, INC.)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 August 31, 2010
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

      On June 2, 2010 our Board of Directors authorized an increase to the authorized shares of the Corporation from 75,000,000 common shares with a par value of $0.001 to 675,000,000 common shares with a par value of $0.001. On August 10, 2010, our Articles of Incorporation were amended to change the aggregate number of shares which we have authority to issue to six hundred and seventy five million (675,000,000) shares of common stock, par value $0.001 per share.

      On June 2, 2010 our Board of Directors authorized a forward split of the Corporation's total issued and outstanding shares of common stock at the ratio of 1 existing share resulting in 30 shares. This share dividend became effective August 10, 2010. As a result of the forward stock split, 208,800,000 additional shares were issued. Capital and additional paid-in capital have been adjusted accordingly. When adjusted retroactively at August 31, 2010, there was an $119,501 shortage of additional paid-in-capital; thus an adjustment to accumulated deficit of $104,000 will be recorded at May 20, 2010 (the date of issuance of 120,000,000 shares) and $15,501 to the beginning balance.. The financial statements contained herein reflect the appropriate values for capital stock and accumulated deficit. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the forward stock split.


5     DISCONTINUED OPERATIONS AND NEW DEVELOPMENTS

      The Company's attempts over the past years to build a business that provides a website where members and customers are able to bid on and purchase pieces of art.had not come to fruition so management decided to change the business focus and look for other opportunities. Therefore, management decided to discontinue selling art pieces and reflect such discontinuance in its operating statement and cash flow statements effective June 25, 2010.

      Management decided on that date to focus on new business development in the form of obtaining leases for the exploration and production of oil and gas in First Nation areas of northern Alberta, Canada.

      During the nine-month period ending August 31, 2010 and the nine month period ending August 31, 2009, the Company had $6,042 and $13,110 in revenue, respectively, related to its discontinued operations.


                                              CREENERGY CORPORATION
                                        (FORMERLY ONLINE ORIGINALS, INC.)

                                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                                 August 31, 2010
                                                   (Unaudited)



                                      Three-month    Three-month    Nine-month      Nine-month
                                     Period ending  Period ending  Period ending   Period ending
                                      August 31,      August 31,    August 31,      August 31,
                                         2010            2009          2010            2009

Revenue                              $         -   $     13,110 $        6,042  $      13,110

Expenses
   Depreciation and amortization               -            682            477          2,496
   Office and administration                  40             83          1,694            362
   Professional fees                           -              -              -              -
                                     ---------------------------------------------------------
                                              40            765          2,171          2,858
                                     ---------------------------------------------------------

Net Profit (Loss)
from Discontinued Operations         $      (40)   $     12,345 $        3,871  $      10,252
                                     =========================================================


6        CHANGE OF NAME

      On July 7, 2010, our Board of Directors authorized the Company to change our name to CEENERGY Corporation. On July 29, the name change became effective upon the filing of the Amendment of the Articles of Incorporation with the Secretary of State of Nevada.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive, uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Schedule 14C Information Statement filed July 7, 2010, our Quarterly Report on Form 10-Q filed on July 19, 2010, our Quarterly Report on Form 10-Q filed on April 13, 2010, and our Annual Report on Form 10-K filed on March 10, 2010.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

DISCONTINUED OPERATIONS AND NEW DEVELOPMENTS

Since the Companies inception, the Company has attempted to build a business that provides a website where members and customers are able to bid on and purchase pieces of art. However, as of June 25, 2010, the Company has abandoned that segment/business and is now focused on new business; obtaining leases for the exploration and production of oil and gas in First Nation areas of northern Alberta, Canada.

A new business plan is being developed. At the date of this filing, the Company has identified prospective lease opportunities; however, the Company has not yet begun any discussions with any prospects or entered into any leases or agreements.

On July 7,  2010,  the  Company  filed a  Definitive  Information  Statement  on
Schedule 14C to amend the articles of incorporation as follows:

     1.  To authorize the Company to change the name to CREENERGY Corporation,
     2. To authorize a forward split of common stock issued and outstanding on a thirty (30) new shares for one (1) old shares basis, and
     3. To increase the authorized common shares of the company from 75,000,000 shares of common stock to 675,000,000 shares of common stock.

Such proposals have been approved by the majority shareholders of the Company. The name change became effective July 29, 2010, upon the filing of an Amendment to the Articles of Incorporation with the Secretary of State of Nevada.

Since we intend to operate with very limited administrative support, our officers will continue to be responsible for these tasks for at least the next six (6) months.

Material Changes in Financial Condition

The Company's decision to discontinue the operations of its web based business resulted in all financial data pertaining directly to the operations relative to that business to be collapsed with the net amount reported separately from the continuing operations. This collapsing effect was used to restate the financials for all periods presented.

At August 31, 2010, our cash balance was $4,485. In addition, we have prepaid expenses of $1,109. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At August 31, 2010, we had a working capital deficit of $13,817 compared to a working capital deficit of $8,950 at November 30, 2009. At August 31, 2010, our total assets consisted of cash of $4,485 and prepaid expenses of $1,109. This compares with total assets at November 30, 2009 consisted of cash of $2,841, prepaid expenses of $109 and capital assets of $476.

At August 31, 2010, our total current liabilities increased to $19,411 from $11,900 at November 30, 2009. During the nine months ended August 31, 2010, accounts payable and accrued liabilities increased by $7,511.

We believe our existing cash balances will not be sufficient to carry our normal operations over the next three (3) months. Our short and long-term survival is dependent on sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we will attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Continuing events in worldwide capital markets may make it more difficult for us to raise additional equity or capital. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Result of Operations

For The Three Months Ended August 31, 2010 Compared To The Three Months Ended August 31, 2009.

We recognized nil revenues from operational sales during the three months ending August 31, 2010.

During the three months ended August 31, 2010, operating expenses were $17,843 which consisted of professional fees of $16,612, and office and administration costs of $1,231.

We recognized a net loss of $17,883 for the three months ended August 31, 2010. This net loss includes a loss of $40 which comes from our discontinued operations (Note 5). This compares to a profit of $10,327 for the three months ended August 31, 2009, which includes a net profit of $12,345 from discontinued operations as shown in discontinued operations (Note 5).

For The Nine Months Ended August 31, 2010, Compared To The Nine Months End August 31, 2009.

We show nil revenues from operational sales during the nine months ending August 31, 2010.

For the nine months ended August 31, 2010, operating expenses were $25,221, which consisted of professional fees of $23,865, and office and administration costs of $1,356.

We recognized a net loss of $21,350 for the nine months ended August 31, 2010. This net loss includes a net profit of $3,871 from our discontinued operations (Note 5). This compares to a profit of $3,203 for the nine months ended August 31, 2009, which includes a net profit of $10,252 from our discontinued operations as shown in Discontinued Operations (Note 5).

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended August 31, 2010. We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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


There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

     Exhibit
     Number          Description

     31.1         Section 302 Certification - Chief Executive Officer.
     31.2         Section 302 Certification - Chief Financial Officer.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of October, 2010.


                              CREENERGY CORPORATION




Date: October 20, 2010     By: /s/ David Calahasen
                               ---------------------------------------------
                                    Name: David Calahasen
                                    Title: President/Chief Executive Officer




Date: October 20, 2010     By: /s/ Shari Sookarookoff
                               ---------------------------------------------
                                    Name: Shari Sookarookoff
                                    Title: Chief Financial (Accounting) Officer