Form 10-K
period 2010-11-30
CREENERGY Corp
filed 2011-03-11
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended November 30, 2010

                                       OR

[_]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                              CREENERGY CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


               Nevada                                        98-0479983
------------------------------                   ------------------------------
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                         Identification No.)

           57113 -2020 Sherwood Drive, Sherwood Park, Alberta T8A 3H9
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (780) 668-7422

                             Online Originals, Inc.
                             ----------------------
         (Former name or former address, if changed since last report.)

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                 Name of each exchange on which
                                                       registered
--------------------------------            ------------------------------------
Common Stock, par value $0.001                            OTCQB
per share

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act. Yes [_] No[X]

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

Larger accelerated filer [_]                               Accelerated filer [_]
Non-accelerated filer [_]                          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of February 1, 2011: 96,000,000 shares of common stock.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $0.00, based on the average bid and ask as of February 1, 2011.

The Company recognized nil revenues for its most recent fiscal year.


                                        TABLE OF CONTENTS


                                                                                                           Page


PART I
Item 1. Description of Business                                                                              4
Item 1A. Risk Factors                                                                                        6
Item 1B. Unresolved Staff Comments                                                                          10
Item 2. Description of Property                                                                             11
Item 3. Legal Proceedings                                                                                   11
Item 4. (Removed and Reserved.)                                                                             11

PART II
Item 5. Market For Common Equity and Related Stockholder Matters                                            11
Item 6. Selected Financial Data                                                                             13
Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operation                13
Item 7A. Quantitative and Qualitative Disclosures of Market Risk                                            16
Item 8. Financial Statements and Supplementary Data                                                         16
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                30
Item 9A. Controls and Procedures                                                                            30
Item 9B. Other Information                                                                                  30

PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of     31
the Exchange Act
Item 11. Executive Compensation                                                                             33
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters     33
Item 13. Certain Relationships and Related Transactions and Director Independence                           34
Item 14. Principal Accountant Fees and Services                                                             34

PART IV
Item 15. Exhibits and Financial Statement Schedules                                                         34
Signatures                                                                                                  36

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although CREEnergy Corporation ("CREEnergy" or the "Company," which may also be referred to as "we," "us," or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, achieve a listing on the over the counter bulletin board, raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

We incorporated as Online Originals, Inc. on November 18th, 2005 in the State of Nevada. We changed our name to CREEnergy Corporation (hereinafter referred to as CREEnergy) on July 29, 2010 by filing an amendment to our Articles of Incorporation. Our principal executive offices are located at 57113 -2020 Sherwood Drive, Sherwood Park, Alberta T8A 3H9. Telephone number is (780) 668-7422. Our fiscal year end is November 30th.

June 2, 2010, the Company's majority shareholder approved the following corporate actions:

            To change the Company's name to CREENERGY CORPORATION:

            To authorize a forward split of the common stock issued and outstanding on a thirty (30) new shares for one (1) old shares basis; and

            To amend the Company's articles of incorporation to increase the authorized common shares of the company from 75,000,000 shares of common stock to 675,000,000 shares of common stock.

Business of Issuer
------------------

Since inception, the Company's business plan was to develop a membership based website art gallery/auction house specifically focused on displaying and selling original artwork. The Company changed its status from a development stage company to an operating company on November 30, 2009. Management realized that the results of operations from the sale of artwork was lack-luster, and it was decided to change the Company's business focus and plan for other strategic opportunities and discontinued the sale of artwork to be effective June 25, 2010. Effective June 26, 2010, the Company started to focus on a new business development. On July 29, 2010, the Company's name changed from Online Originals, Inc. to CREEnergy Corporation. The name change was intended to convey a sense of the Company's new business focus as it looks to pursue other opportunities. Specifically, the Company intends to obtain leases for the exploration and production of oil and gas in northern Canada and the United States. At the date of this Annual Report, the Company has not identified any prospects or entered into any leases or agreements.

CREEnergy Corporation is a development stage oil and gas company that is engaged in the development and exploration for natural resources. The Company is active in Canada and the United States and is seeking to acquire properties that are prospective for petroleum and natural gas and related hydrocarbons. The prospects the Company intends to target are those properties that are generally under leases and include partial and full working interests. It is intended that in all of the core properties, CREEnergy will be the operator and majority interest owner. It is understood that, the prospects are subject to varying royalties due to the state, province, territory, or federal governments and, in some instances, to other royalty owners in the prospect.

Principal Products and Services
-------------------------------

Currently, we have not acquired any leases or working interests. We do not have any production.

Competition
-----------

There are a large number of companies and individuals engaged in the exploration for oil and gas; accordingly, there is a high degree of competition for desirable properties. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than CREEnergy does.

Markets
-------

The availability of a ready market for oil and gas discovered, if any, will depend on numerous factors beyond the Company's control, including the proximity and capacity of refineries, pipelines, and the effect of provincial regulation of production and of regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas are volatile and beyond the Company's control. The market for natural gas is also unsettled, and gas prices have increased dramatically in the past four years with substantial fluctuation, seasonally and annually.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase the Company's gas production, there is no assurance that CREEnergy will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in the certain areas of the marketplace due to pipeline capacity, the extent and duration of which is not known. Such oversupply may result in restrictions of purchases by principal gas pipeline purchasers.

Effect of Changing Industry Conditions on Drilling Activity
-----------------------------------------------------------

Lower oil and gas prices have caused a decline in drilling activity in the U.S. from time to time. However, such reduced activity has also resulted in a decline in drilling costs, lease acquisition costs and equipment costs, and an improvement in the terms under which drilling prospects are generally available. CREEnergy cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activity in general, or on its ability to generate economic drilling prospects and to raise the necessary funds with which to drill them.

Governmental Regulations
------------------------

Oil and Gas: The oil and gas business in the United States and Canada is subject to regulation by both federal, state, provincial and territorial authorities, particularly with respect to pricing, exploration permits, discharge permits for drilling operations, drilling and abandonment bonds, operating practices, reports concerning operations, the spacing of wells, pooling of properties allowable rates of production, marketing and environmental matters.

The production of crude oil and gas has, in recent years, been the subject of increasing controls. No assurance can be given that newly imposed or changed laws will not adversely affect the economic viability of any oil and gas properties the Company may acquire in the future.

The above paragraphs only give a brief overview of potential federal, state, provincial and territorial regulations. Because the Company has not acquired any specific properties, and because of the wide range of activities in which CREEnergy may participate, it is impossible to set forth in detail the potential impact federal, state, provincial and territorial regulations may have on the Company.

Research and Development Activities and Costs
---------------------------------------------

We have not incurred any costs to date relating to research and development and have no plans to undertake any research and development activities within the next twelve months.

Facilities and Properties
-------------------------

We do not own or rent facilities of any kind. At present operations are being conducted from the offices of our President, and she provides this space free of charge. We will continue to use this space for executive offices for the foreseeable future.

Employees
---------

Our officers and directors are responsible for planning, developing and operational duties and will continue to do so throughout the early stages of our growth. We have no intentions in hiring any employees until our business has sufficient and reliable revenue from operations and do not expect to hire any such employees in the next twelve months.


ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The  Company  has a lack of  revenue  history  and has had a limited  history of
--------------------------------------------------------------------------------
operations.
----------

CREEnergy was formed on November 18, 2005 for the purpose of engaging in any lawful business and had adopted a plan to engage the sale of art work over the internet. The Company had minimal revenues. On July 29, 2010 the Company's name changed from Online Originals, Inc. to CREEnergy Corporation. The name change was intended to convey a sense of the Company's new business focus as it looks to pursue other opportunities. Specifically, the Company intends to obtain leases for the exploration and production of oil and gas in northern Alberta, Canada. At the date of this Information Statement, the Company has not identified any prospects or entered into any leases or agreements. The Company is not profitable. CREEnergy must be regarded as a start up venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

CREEnergy  can give no assurance of success or  profitability  to the  Company's
--------------------------------------------------------------------------------
investors.
---------

There is no assurance that CREEnergy will ever operate profitably. There is no assurance that the Company will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

CREEnergy  may have a shortage  of working  capital  in the future  which  could
--------------------------------------------------------------------------------
jeopardize the Company's ability to carry out its business plan.
---------------------------------------------------------------

The Company's capital needs consist primarily of expenses related to expenses incurred with maintaining its reporting status and could exceed $35,000 in the next twelve months. Such funds are not currently committed, and CREEnergy's cash as of the date of this Annual Report on Form 10K of approximately $2,000.

We will incur expenses in connection with our sec filing requirements and we may
--------------------------------------------------------------------------------
not be able to meet such costs,  which could  jeopardize  our filing status with
--------------------------------------------------------------------------------
the sec.
-------

As a public reporting company we are required to meet the filing requirements of the SEC. We may see an increase in our legal and accounting expenses as a result of such requirements. We estimate such costs on an annualized basis to be approximately $50,000, which includes both the annual audit and the review of the quarterly reports by our auditors. These costs can increase significantly if the Company is subject comment from the SEC on its filings and/or we are required to file supplemental filings for transactions and activities. If we are not compliant in meeting the filing requirements of the SEC, we could lose our status as a 1934 Act Company, which could compromise our ability to raise funds.

CREEnergy's  officers and directors may have conflicts of interest which may not
--------------------------------------------------------------------------------
be resolved favorably to the Company.
------------------------------------

Certain conflicts of interest may exist between CREEnergy and its officers and directors. The Company's Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to CREEnergy business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to CREEnergy. See "Directors and Executive Officers" (page 31).

The  Company  will  need  additional   financing  for  which  CREEnergy  has  no
--------------------------------------------------------------------------------
commitments, and this may jeopardize execution of the Company's business plan.
-----------------------------------------------------------------------------

CREEnergy has limited funds, and such funds may not be adequate to carry out the business plan. The Company's ultimate success depends upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, CREEnergy's operations will be limited to those that can be financed with its modest capital.

The  Company  may in the future  issue more  shares  which could cause a loss of
--------------------------------------------------------------------------------
control by its present management and current stockholders.
----------------------------------------------------------

CREEnergy may issue further shares as consideration for the cash or assets or services out of its authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of the Company. The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace the Company's management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of CREEnergy by its current shareholders, which could present significant risks to investors.

CREEnergy is not diversified and it is dependent on only one business.
---------------------------------------------------------------------

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. CREEnergy's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within the oil and gas industry and therefore increase the risks associated with the Company's operations due to lack of diversification.

CREEnergy will depend upon management but it will have limited  participation of
--------------------------------------------------------------------------------
management.
----------

The Company currently has two individuals who are serving as its officers and directors for up to 5 hours per week each on a part-time basis. The Company's directors are also acting as its officers. The Company will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to CREEnergy, to implement the Company's business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to CREEnergy business results in a delay in progress toward implementing the Company's business plan.

CREEnergy does not know of any reason other than outside business interests that would prevent them from devoting full-time to its Company, when the business may demand such full-time participation.

The  Company's  officers  and  directors  may have  conflicts of interests as to
--------------------------------------------------------------------------------
corporate opportunities which it may not be able or allowed to participate in.
-----------------------------------------------------------------------------

Presently there is no requirement contained in the Company's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of its business to disclose to the Company's business opportunities which come to their attention. CREEnergy officers and directors do, however, have a fiduciary duty of loyalty to the Company to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. CREEnergy has no intention of merging with or acquiring business opportunity from any affiliate or officer or director.

Because Ms. Shari  Sookarookoff,  one of the  Company's  directors  and our sole
--------------------------------------------------------------------------------
officer,  controls  approximately 78% of the outstanding  common stock, she will
--------------------------------------------------------------------------------
control and make corporate  decisions and investors will have limited ability to
--------------------------------------------------------------------------------
affect corporate decisions.
--------------------------

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

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability
--------------------------------------------------------------------------------
of our securities.
-----------------

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

The Company will pay no foreseeable dividends in the future.
-----------------------------------------------------------

The Company has not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

Our investors may suffer future  dilution due to issuances of shares for various
--------------------------------------------------------------------------------
considerations in the future.
----------------------------

There may be substantial dilution to our shareholders a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

RISK FACTORS RELATING TO THE COMPANY AND BUSINESS

Any person or entity contemplating an investment in the securities offered hereby should be aware of the high risks involved and the hazards inherent therein. Specifically, the investor should consider, among others, the following risks:

CREEnergy's business,  the oil and gas business,  has numerous risks which could
--------------------------------------------------------------------------------
render the Company unsuccessful.
-------------------------------

The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance the Company will find or produce oil or gas from any of the undeveloped acreage which may be acquired by the Company, nor are there any assurances that if CREEnergy ever obtains any production it will be profitable. (See "Business and Properties")

The Company has substantial  competitors who have an advantage over CREEnergy in
--------------------------------------------------------------------------------
resources and management.
------------------------

The Company is and will continue to be an insignificant participant in the oil and gas business. Most of CREEnergy competitors have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, it will be at a competitive disadvantage in
identifying  and  developing  or  exploring  suitable  prospects.   Competitors'
resources could overwhelm the Company's restricted efforts to acquire and explore oil and gas prospects and cause failure of CREEnergy business plan.

CREEnergy  will be subject to all of the market  forces in the energy  business,
--------------------------------------------------------------------------------
many of which could pose a significant risk to the Company's operations.
-----------------------------------------------------------------------

The marketing of natural gas and oil which may be produced by the Company's prospects will be affected by a number of factors beyond the Company's control. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors. Current economic and market conditions have created dramatic fluctuations in oil prices. Any significant decrease in the market prices of oil and gas could materially affect the Company's profitability of oil and gas activities.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. There may, on occasion, be an oversupply of gas in the marketplace or in pipelines, the extent and duration may affect prices adversely. Such oversupply may result in reductions of purchases and prices paid to producers by principal gas pipeline purchasers.

CREEnergy business is subject to significant weather interruptions.
------------------------------------------------------------------

The Company's activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect its ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

The Company is subject to  significant  operating  hazards and uninsured risk in
--------------------------------------------------------------------------------
the energy industry.
-------------------

CREEnergy proposed operations will be subject to all of the operating hazards and risks normally incident to exploring, drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. The Company will maintain general liability insurance but it has not obtained insurance against such things as blowouts and pollution risks because of the prohibitive expense. Should the Company sustain an uninsured loss or liability, or a loss in excess of policy limits, CREEnergy's ability to operate may be materially adversely affected.

CREEnergy is subject to substantial government regulation in the energy industry
--------------------------------------------------------------------------------
which could adversely impact the Company.
----------------------------------------

The production and sale of oil and gas are subject to regulation by state, provincial, territorial and federal authorities, the spacing of wells and the prevention of waste. There are federal, provincial, territorial and state laws regarding environmental controls which may necessitate significant capital outlays, resulting in extended delays, materially affect CREEnergy's earnings potential and cause material changes in the in the Company's proposed business. We, cannot predict what legislation, if any, may be passed by Congress, Parliament, state and/or provincial legislatures in the future, or the effect of such legislation, if any, on the Company. Such regulations may have a significant effect on the Company's operating results.

The Company  believes  investors  should consider  certain  negative  aspects of
--------------------------------------------------------------------------------
CREEnergy's proposed operations.
-------------------------------

Dry Holes: CREEnergy may expend substantial funds acquiring and potentially participating in exploring properties which the Company later determines not to be productive. All funds so expended will be a total loss to the Company.

Technical Assistance: The Company will find it necessary to employ technical assistance in the operation of its business. As of the date of this Form 10K, the Company has not contracted for any technical assistance. When CREEnergy needs it such assistance is likely to be available at compensation levels the Company would be able to pay.

Uncertainty of Title: CREEnergy will attempt to acquire leases or interests in leases by option, lease, farm out or by purchase. The validity of title to oil and gas property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and its application. The Company intends to obtain an oil and gas attorney's opinion of valid title before any significant expenditure upon a lease.

Government Regulations: The area of exploration of natural resources has become significantly regulated by state, provincial, territorial and federal governmental agencies, and such regulation could have an adverse effect on the Company's operations. Compliance with statutes and regulations governing the oil and gas industry could significantly increase the capital expenditures necessary to develop the Company's prospects.

Nature of CREEnergy Business: CREEnergy business is highly speculative, involves the commitment of high-risk capital, and exposes the Company to potentially substantial losses. In addition, the Company will be in direct competition with other organizations which are significantly better financed and staffed than CREEnergy.

General Economic and Other Conditions: The Company's business may be adversely affected from time to time by such matters as changes in general economic, industrial and international conditions; changes in taxes; oil and gas prices and costs; excess supplies and other factors of a general nature.

CREEnergy will be subject to many factors beyond the Company's control.
----------------------------------------------------------------------

The acquisition, exploration, development, production and sale of oil and gas are subject to many factors which are outside the Company's control. These factors include general economic conditions, proximities to pipelines, oil import quotas, supply and price of other fuels and the regulation of transportation by federal and state governmental authorities.

The Company anticipates substantial competition in its effort to explore oil and gas properties and may have difficulty in putting together drilling participants and getting prospects drilled and explored. Established companies have an advantage over CREEnergy because of substantially greater resources to devote to property acquisition and to obtain drilling rigs, equipment and personnel. If the Company is unable to compete for capital, participation and drilling rigs, equipment and personnel, CREEnergy business will be adversely affected.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

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

Description of Real Estate and Operating Data

None

ITEM 3.  LEGAL PROCEEDINGS

On November 22, 2010, the Company was served with a claim filed by a former director and officer of the Company. The claim, filed in the court of Queen's Bench of Alberta, Canada, alleges that the former director and officer of the Company suffered losses and damages as a result of the failure of the Company in providing him with corporate documents and implementing a change of the board of directors. The Company has retained legal counsel to address the claim. On December 8, 2010, the Company filed a Statement of Defense requesting that the claim be dismissed. In the opinion of management, this claim is without merit and the Company intends to defend this claim vigorously.

Other then the above, preceding the Company is not a party to any other pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.

ITEM 4.  (REMOVED AND RESERVED.)



                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our Common Stock is presently traded on the over-the-counter market on the OTCQB. On August 7, 2008, we began trading on the over the counter bulletin board under the symbol "OLOI." During the period of August 7, 2008 through November 30, 2010, our shares have not traded.

(b) Holders

As of January 31, 2011, there were approximately forty-three (43) holders of record of our common stock.

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

(d) Securities authorized for issuance under equity compensation plans

None.

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended November 30, 2010, 2009, and 2008, the Company made no sales of its unregistered securities.

On May 21, 2010, the Company issued 120,000,000 shares of its restricted common stock to Mr. David Calahasen, a director of the Company, at a price of $0.001 per share for cash totalling $16,000.

On June 2, 2010, our Board of Directors authorized a forward split of the Corporation's total issued and outstanding shares of common stock at the ratio of 1 existing share resulting in 30 shares. This share dividend became effective August 10, 2010. As a result of the forward stock split, 208,800,000 additional shares were issued.

On November 1, 2010, the President of the Company returned 120,000,000 post forward-split shares to the Company for no consideration.

Exemption from Registration Claimed

All of the shares described above were issued by us in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2). All of the individuals and/or entities listed above that purchased or were issued the unregistered securities were all known to us and our management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 675,000,000 shares of Common Stock, $0.001 par value. At present, we are not authorized to issue any series or shares of preferred stock. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. Common stockholders are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of our Company, common stockholders are entitled to receive the net assets of our Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable. To the extent that additional common shares are issued, the relative interest of existing stockholders will likely be diluted.

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6.  SELECTED FINANCIAL DATA

None.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary and Forward-Looking Statements

In  addition  to  statements  of  historical   fact,  this  Form  10-K  contains
forward-looking statements. The presentation of future aspects of CREEnergy Originals, Inc. (the "Company" or "Issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Plan of Operation for the Next Twelve (12) Months
-------------------------------------------------

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K; our Form 10-Q filed on October 20, 2010, our Form 10-Q filed on July 19, 2010, and our Form 10-Q filed on April 13, 2010.

Our registered public accounting firm's audit report on our consolidated financial statements as of November 30, 2010, and for each of the years in the three-year period then ended, includes a "going concern" explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below.

Since inception, the Company's business plan was to develop a membership based website art gallery/auction house specifically focused on displaying and selling original artwork. The Company changed its status from a development stage company to an operating company on November 30, 2009. Management realized that the results of operations from the sale of artwork was lack-luster, and it was decided to change the Company's business focus and plan for other strategic opportunities and discontinued the sale of artwork to be effective June 25, 2010. Effective June 26, 2010 the Company started to focus on new business development. On July 29, 2010 the Company's name changed from Online Originals, Inc. to CREEnergy Corporation. The name change was intended to convey a sense of the Company's new business focus as it looks to pursue other opportunities. Specifically, the Company intends to obtain leases for the exploration and production of oil and gas in northern Alberta, Canada. At the date of this Annual Report, the Company has not identified any prospects or entered into any leases or agreements.

CREEnergy Corporation is a development stage oil and gas company that is engaged in the development and exploration for natural resources. The Company is active in Canada and the United States and is seeking to acquire properties that are prospective for petroleum and natural gas and related hydrocarbons. The prospects the Company intends to target are those properties that are generally under leases and include partial and full working interests. It is intended that in all of the core properties, CREEnergy will be the operator and majority interest owner. It is understood that, the prospects are subject to varying royalties due to the state, province, territory, or federal governments and, in some instances, to other royalty owners in the prospect.

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

We believe we do not have sufficient cash resources to satisfy our needs through the end of February 2011. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations
----------

Financial Condition

At November 30, 2010, we had a working capital deficit of $22,843 compared to working capital deficit of $8,950 at November 30, 2009. At November 30, 2010, our total assets consisted of cash of $6,090 and prepaid expenses of $200. This compares with our total assets at November 30, 2009, which consisted of cash of $2,841, prepaid expenses of $109 and capital assets of $476.

At November 30, 2010, our total current liabilities, consisting of accounts payable of $6,241, accrued liabilities of $6,892, and note payable of $16,000, increased to $29,133from $11,900 consisting of accounts payable of $3,900 and accrued liabilities of $8,000 at November 30, 2009.

Result of Operations - New Developments
---------------------------------------

We recognized $6,042 in revenues from discontinued operations during the fiscal year ending November 30, 2010, compared to $13,110 in revenues from discontinued operations for the year ended November 30, 2009. We have not received any revenue since our inception of the New Developments which began June 26, 2010. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

During the year ended November 30, 2010, we incurred expenses of $33,432 compared to expenses of $19,499 for the year ended November 30, 2009. During the year ended November 30, 2010, $1,972 of the $33,432 in expenses were applicable to the discontinued operations and $3,164 of the $19,499 expenses during the year ended November 30, 2009 were applicable to the discontinued operations. The principal component of losses in 2010 was professional fees of $28,562 and office, administration expenses of $4,393 and depreciation of $477 compared with the principal component losses in 2009 being professional fees of $15,733 and office, administration expenses of $700 and depreciation of $3,066. During the year ended November 30, 2010, expenses incurred by the Company increased significantly. These increased costs were due to restructuring the Company to developing the new focus and direction for the Company.

During the year ended November 30, 2010 and the year ended November, 2009, the Company had $6,042 and $13,110 in revenue, respectively, related to its discontinued operations. During the year ended November 30, 2010 and the year ended November, 2009, the Company had $1,972 and $3,164 in expenses, respectively, related to its discontinued operations. This resulted in profits from discontinued operations of $4,070 for the year ended November 30, 2010 compared to profits of $9,946 for the year ended November 30, 2009.

The net loss for the year ended November 30, 2010 was $27,390 compared to a net loss of $6,389 for the year ended November 30, 2009. From inception to November 30, 2010, we have incurred a net loss of $132,176.

As of January 31, 2010, our net cash balance is approximately $2,000. In addition, we have prepaid expenses of $200. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

Off Balance Sheet Arrangements.

None.

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect the Company's financial disclosures.

         Revenue Recognition

         Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured. Revenue recognition from consignment inventory consists of commission income.

         Foreign Currency Translations

         The functional currency is the Canadian dollar and the reporting currency is the U.S. dollar. At each balance sheet date, assets and liabilities that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of shareholders' equity and included in other comprehensive loss.

         Revenues and expenses are translated at the average daily rate for the year covering the financial statement year to approximate the rate of exchange on the transaction date. Exchange gains and losses are included in the determination of net income (loss) for the year.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-14 of this Form 10-K.

                              CREENERGY CORPORATION

                        (formerly Online Originals, Inc.)

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                November 30, 2010


                                                                       Page
   Reports of Independent Registered Public Accounting Firms       F-18 to F19

   Financial Statements:

            Balance Sheets                                             F-21

            Statements of Loss and Comprehensive Loss                  F-22

            Statements of Cash Flows                                   F-23

            Statement of Changes in Stockholders' (Deficiency)         F-24

            Notes to Financial Statements                          F-25 to F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
CREEnergy Corporation
(formerly Online Originals, Inc.)


We have audited the accompanying balance sheets of CREEnergy Corporation (formerly Online Originals, Inc.), as of November 30, 2009, and the related statements of operations, stockholders' (deficit), and cash flows for the year ended November 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CREEnergy Corporation (formerly Online Originals, Inc.) as of November 30, 2009, and the results of its operations and cash flows for the year ended November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has negative working capital and stockholders' deficits and has losses to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SCHUMACHER & ASSOCIATES, INC.

/s/Schumacher & Associates, Inc.
Denver, Colorado
March 4, 2010

             Report of Independent Registered Public Accounting Firm

JAMES STAFFORD, INC.
                                               James Stafford, Inc.
                                               Chartered Accountants
                                               Suite 350 -- 1111 Melville Street
                                               Vancouver, British Columbia
                                               Canada V6E 3V6
                                               Telephone +1 604 669 0711
                                               Facsimile +1 604 669 0754
                                               www.jamesstafford.ca


Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of CREENERGY Corporation (formerly Online Originals, Inc.)
(A Development Stage Company)

We have audited the balance sheet of CREENERGY Corporation (formerly Online Originals, Inc.) (A Development Stage Company) (the "Company") as of November 30, 2010 and the related statement of loss and comprehensive loss, cash flows and changes in stockholders' deficiency for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of November 30, 2009 and for the years ended November 30, 2009 and 2008 were audited by other auditors whose report, dated March 4, 2010, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                            /s/ James Stafford
Vancouver, Canada                                          Chartered Accountants

January 21, 2011, except for Note 12, as to which the date is March 11, 2011.

                              CREENERGY CORPORATION
                        (formerly Online Originals, Inc.)
                          (A Development Stage Company)


                              Financial Statements
                           (Expressed in U.S. Dollars)
                                November 30, 2010


















        The accompanying notes are an integral part of these statements.


                              CREENERGY CORPORATION
                        (formerly Online Originals, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                              November 30, 2010      November 30, 2009

 ASSETS

 Current Assets
    Cash                                                                    $             6,090 $               2,841
    Prepaid expense                                                                         200                   109
                                                                           ------------------------------------------

    Total Current Assets                                                                  6,290                 2,950

 Equipment (Note 3)                                                                           -                   476
                                                                           ------------------------------------------

 TOTAL ASSETS                                                               $             6,290 $               3,426
                                                                           ==========================================

 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 LIABILITIES

 Current Liabilities
    Accounts payable and accrued liabilities (Note 4)                       $            13,133 $              11,900
    Note payable (Note 5)                                                                16,000                      -
                                                                           ------------------------------------------

    Total Liabilities, all current                                                       29,133                11,900
                                                                           ------------------------------------------

 STOCKHOLDERS' DEFICIENCY

 Capital Stock (Note 7)

     Authorized:
         675,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
         96,000,000 common shares                                                        96,000                96,000
     Additional paid-in capital                                                          13,000                     -
     Accumulated other comprehensive income                                                 333                   312
 Accumulated deficit                                                                  (105,837)             (104,786)
 Accumulated deficit during development stage                                          (26,339)                     -
                                                                           ------------------------------------------
                                                                                       (22,843)                (8,474)
                                                                           -----------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             $            6,290  $               3,426
                                                                           ==========================================



                The accompanying notes are an integral part of these statements.


                                      CREENERGY CORPORATION
                                (formerly Online Originals, Inc.)
                                  (A Development Stage Company)

                            STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

                                                                                                             Cumulative from
                                                                                                             re-entering of
                                                                                                            development stage
                                                                                                                   on
                                                    Year Ended          Year Ended        Year Ended          June 26, 2010
                                                   November 30,        November 30,      November 30,        to November 30,
                                                       2010                2009              2008                 2010
                                              --------------------------------------------------------------------------

Revenue                                       $                 -  $               -  $              -  $             -
                                              --------------------------------------------------------------------------

Expenses
     Office and administration                              2,898                602               920            2,280
     Professional fees                                     28,562             15,733            24,318           24,059
                                              --------------------------------------------------------------------------
                                                           31,460             16,335            25,238           26,339
                                              --------------------------------------------------------------------------

Net Loss From Continuing Operations                      (31,460)           (16,335)          (25,238)          (26,339)
                                              --------------------------------------------------------------------------

Discontinued Operations (Note 9)
     Net profit (loss) from discontinued                    4,070              9,946           (3,212)                -

Net Loss For The Period                       $          (27,390)  $         (6,389)  $       (28,450)  $       (26,339)
                                              ==========================================================================

Other Comprehensive Income (Loss)
     Foreign currency translation adjustment                   21                441             (736)                -
Comprehensive Loss for The Period             $          (27,369)  $         (5,948)  $       (29,186)          (26,339)
                                              ==========================================================================

Loss per share from continuing operations -
Basic and diluted                             $            (0.00)  $          (0.00)  $         (0.00)

Earnings (loss) per share from discontinued
- Basic and diluted                                         0.00               0.00             (0.00)
                                              ==========================================================================

Weighted Average Number Of Shares
Outstanding                                           150,246,576         96,000,000        96,000,000
                                              ==========================================================================

                The accompanying notes are an integral part of these statements.


                                      CREENERGY CORPORATION
                                (formerly Online Originals, Inc.)
                                  (A Development Stage Company)

                                    STATEMENTS OF CASH FLOWS

                                                                                                                  Cumulative from
                                                                                                                   re-entering of
                                                                                                                      development
                                                           Year ended         Year ended         Year ended         stage on June
                                                         November 30,       November 30,       November 30,           26, 2010 to
                                                                 2010               2009               2008     November 30, 2010
                                                    ------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss                                       $        (27,390)  $         (6,389)  $        (28,450)  $           (26,339)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
     Depreciation and amortization                                476              3,066              3,628                     -
     Prepaid expenses                                            (91)               (16)                  -                 2,509
     Accounts payable and accrued liabilities                   1,233                835              5,795                12,384
                                                    ------------------------------------------------------------------------------
     Cash (Used in) Operating Activities                     (25,772)            (2,504)           (19,027)              (11,446)
                                                    ------------------------------------------------------------------------------

Cash Flows From Financing Activities
    Increase in notes payable                                  16,000                  -                  -                     -
    Contribution by related party                              13,000                  -                  -                13,000
                                                    ------------------------------------------------------------------------------
    Net Cash Provided by Financing Activities                  29,000                  -                  -                13,000
                                                    ------------------------------------------------------------------------------

Increase (Decrease) in Cash during the Period                   3,228            (2,504)           (19,027)                 1,554

Effect of Exchange Rate Changes on Cash                            21                441              (736)                     -

Cash, Beginning Of Period                                       2,841              4,904             24,667                 4,536
                                                    ------------------------------------------------------------------------------

Cash, End Of Period                                 $           6,090  $           2,841  $           4,904  $              6,090
                                                    ==============================================================================

Supplemental Disclosure Of Cash Flow Information
     Cash paid for:
         Interest                                   $               -  $               -  $               -  $                  -
         Income taxes                               $               -  $               -  $               -  $                  -
                                                    ==============================================================================



                The accompanying notes are an integral part of these statements.
                                              F-23


                                      CREENERGY CORPORATION
                                (formerly Online Originals, Inc.)
                                  (A Development Stage Company)

                        STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                 For the Period from November 30, 2008 through November 30, 2010


                                    CAPITAL STOCK                                     ACCUMULATED
                    -------------------------------------------
                                                                                       DEFICIT
                                                  ADDITIONAL                           DURING              ACCUMULATED
                                                   PAID-IN                            DEVELOPMENT        COMPREHENSIVE
                                                                    ACCUMULATED
                      SHARES          AMOUNT       CAPITAL            DEFICIT           STAGE             INCOME (LOSS)      TOTAL
                    ----------------------------------------------------------------------------------------------------------------

Balance, November
30, 2008               96,000,000  $   96,000  $         -     $         (98,397)   $             -  $          (129)   $    (2,526)
                    ----------------------------------------------------------------------------------------------------------------

Foreign currency
translation
adjustment                      -           -               -                   -                 -               441            441

Net loss for the
year                            -           -               -             (6,389)                 -                 -        (6,389)
                    ----------------------------------------------------------------------------------------------------------------

Balance, November
30, 2009               96,000,000      96,000               -           (104,786)                 -               312        (8,474)
                    ----------------------------------------------------------------------------------------------------------------

Common shares
issued - cash
($0.004 per
share) (Note 6)       120,000,000     120,000               -           (104,000)                 -                 -         16,000

Common shares
cancelled           (120,000,000)   (120,000)               -             104,000                 -                 -       (16,000)

Contribution by
related party                  -            -          13,000                   -                 -                 -         13,000

Foreign currency
translation                    -            -               -                   -                 -                21             21

Net loss for the
year ended
November 30, 2010              -            -               -             (1,051)          (26,339)                 -       (27,390)
                    ----------------------------------------------------------------------------------------------------------------

Balance, November
30, 2010              96,000,000  $    96,000  $       13,000  $        (105,837)   $      (26,339)  $            333   $   (22,843)
                    ================================================================================================================



                The accompanying notes are an integral part of these statements.
                                              F-24

                              CREENERGY CORPORATION
                        (formerly Online Originals, Inc.)

                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2010


1.    NATURE AND CONTINUENCE OF OPERATIONS

     a)   Organization

          CREENERGY Corporation (formerly Online Originals, Inc.) (the "Company") was incorporated in the State of Nevada, United States of America, on November 18, 2005. On July 29, 2010, the Company's name was changed from Online Originals, Inc. to CREENERGY Corporation. The Company's year end is November 30.

     b)   Nature of Operations and Change in Business

          Since the date of inception on November 18, 2005, the Company's business plan was to develop a membership-based website art gallery/auction house specifically focused on displaying and selling original artwork. The Company changed its status from a development stage company to an operating company on November 30, 2009. Management realized that the results of operations from the sale of artwork lacks luster and decided to change the Company's business focus and plan for other strategic opportunities and discontinued the sale of artwork with effect from June 25, 2010. Accordingly, the Company has disclosed these activities as discontinued operations in the accompanying financial statements. Effective June 26, 2010 the Company became a development stage company focusing on new business development in the form of obtaining leases for the exploration and production of oil and gas in areas of northern Alberta, Canada.

     c)   Basis of Presentation

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and stockholders' deficits at November 30, 2010 and has losses to date of approximately $117,000. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management is actively seeking to add new products and/or services in order to show profitability. In addition, one of the members of the board of directors has agreed to loan funds to the Company if needed. To date, due to the continued economic conditions, they have not yet been able to find products and services that would contribute to their business. We believe that actions planned and presently being taken to revise its operating and financial requirements will provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

                              CREENERGY CORPORATION
                        (formerly Online Originals, Inc.)

                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2010


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

     a)   Organizational and Start-up Costs

          Costs of start-up  activities,  including  organizational  costs,  are
          expensed  as  incurred  in  accordance   with   Accounting   Standards
          Codification ("ASC") 720-15, "Start-Up Costs".

     b)   Discontinued Operations

          When specific operations of a business are sold, abandoned, or otherwise disposed of, the business must account for these related revenues and expenses (including any gains or losses on related assets disposed of) as gain (loss) from discontinued operations. Continuing operations must be reported separately in the income statement from discontinued operations, and any gain or loss from the disposal of a segment be reported along with the operating results of the discontinued segment.

     c)   Development-Stage Company

          On or around June 25, 2010, the Company abandoned its previous business of sale of original artwork and re-entered the development stage with its intended new business, which currently has no revenues. Management expects to sustain losses from operations until such time it can generate sufficient revenues to meet its anticipated cost structure. The Company is considered a development-stage company in accordance with the ASC 915, "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

     d)   Income Taxes

          The Company adopted the ASC 740, "Accounting for Income Taxes". ASC 740 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                              CREENERGY CORPORATION
                        (formerly Online Originals, Inc.)

                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2010

     e)   Basic and Diluted Earnings (Loss) per Share

          In accordance with ASC 260, "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. At November 30, 2010, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     f)   Estimated Fair Value of Financial Instruments

          The carrying value of the Company's financial instruments, consisting of cash, prepaid expense and accounts payable approximate their fair value due to the short-term maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or currency risks arising from these financial statements.

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At November 30, 2010, approximately $6,090 of cash or cash equivalents was not insured by agencies of the U.S. Government.

     g)   Revenue Recognition

          Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured. Revenue recognition from consignment inventory consists of commission income.

     h)   Foreign Currency Translations

          The functional currency is the Canadian dollar and the reporting currency is the U.S. dollar. At each balance sheet date, assets and liabilities that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of shareholders' equity and included in other comprehensive loss.

          Revenues and expenses are translated at the average daily rate for the year covering the financial statement year to approximate the rate of exchange on the transaction date. Exchange gains and losses are included in the determination of net income (loss) for the year.

                              CREENERGY CORPORATION
                        (formerly Online Originals, Inc.)

                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2010

     i)   Comprehensive Income (Loss)

          The Company adopted ASC 220, "Reporting Comprehensive Income". ASC 220 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

     j)   Use of Estimates

          The preparation of the Company's financial statements are in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     k)   Cash and Cash Equivalents

          Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     l)   Equipment

          Property and equipment are recorded at cost and depreciated over their estimated useful lives. The Company uses the straight-line method of depreciation. A summary of the estimated useful lives follows:

                  Computer equipment                 3 years

     m)   Recent Accounting Pronouncements

          In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, "Subsequent Events (Topic 855)", amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately. The adoption of this guidance did not have a material impact on these financial statements.

          In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

                              CREENERGY CORPORATION
                        (formerly Online Originals, Inc.)

                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2010


          In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. We do not expect that the adoption of ASU 2010-17 will have a material impact on the Company's financial position, results of operations or cash flows.

     n)   Other

          The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

3.       EQUIPMENT
                                                            Net Book Value
                                 Accumulated     November 30         November 30
                       Cost      depreciation           2010                2009
                   ------------------------------------------------------------

        Computer   $  6,836   $         6,836   $         -  $              476
                   ------------------------------------------------------------

         During the year ended November 30, 2010, total additions to property, plant and equipment were $Nil (2009 - $Nil).

4.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.       NOTE PAYABLE

         As of November 30, 2010, the Company had $16,000 note payable to an unrelated party for expenses paid on behalf of the Company. The note payable is unsecured, non-interest bearing, and has no fixed terms of repayment.

6.       RELATED PARTY TRANSACTIONS

         The Company uses the offices of its President for minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

         During the year ended November 30, 2010, a director and shareholder of the Company made cash contribution in the amount of $13,000 (November 30, 2009 - $Nil, November 30, 2008 - $Nil).

                              CREENERGY CORPORATION
                        (formerly Online Originals, Inc.)

                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2010

7.       CAPITAL STOCK

         Authorized

         The Company's authorized common stock consists of 675,000,000 shares of common stock with a par value of $0.001 per share. On August 10, 2010, the Company increased the number of authorized share capital from 75,000,000 shares of common stock to 675,000,000 shares of common stock with the same par value of $0.001 per share.

         Issued and outstanding

         On June 2, 2010, and effective August 10, 2010, the directors of the Company approved a forward split of the common stock of the Company on a basis of 30 new common shares for 1 old common share. As a result of the forward stock split, 208,800,000 additional shares were issued. Capital and additional paid-in capital have been adjusted accordingly. When adjusted retroactively, there was an $119,501 shortage of additional paid-in capital; thus an adjustment to accumulated deficit of $104,000 was recorded at May 20, 2010 (the date of issuance of 120,000,000 shares) and $15,501 to the beginning balance. The financial statements contained herein reflect the appropriate values for capital stock and accumulated deficit. Unless otherwise noted, all references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the forward stock split.

         The total issued and outstanding capital stock is 96,000,000 common shares with a par value of $0.001 per common share. The Company's common stock issuances to date are as follows:

          i) On Nov 18, 2005, 54,000,000 shares of the Company's common stock were issued to a former director and officer of the Company for cash proceeds of $18,000.

          ii) On November 28, 2005, 21,000,000 shares of the Company's common stock were issued to a former director and officer of the company for cash proceeds of $7,000.

          iii) On July 21, 2006, the Company completed a public offering and issued 21,000,000 shares of the Company's common stock for cash totalling $70,000. The Company incurred offering costs of $14,501 related to this offering, resulting in net proceeds of $55,499.

          iv) On May 21, 2010, 120,000,000 shares of the Company's restricted common stock, valued at $16,000, were issued to a former director and officer of the Company. On October 29, 2010, the 120,000,000 restricted common shares of the Company previously issued to a former director and officer of the Company were returned to treasury for no consideration. The shares were cancelled on November 2, 2010.

8.       INCOME TAXES

         The Company is subject to foreign and domestic income taxes. The Company has had no income, and therefore has paid no income tax.

                              CREENERGY CORPORATION
                        (formerly Online Originals, Inc.)

                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2010


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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


             Period Ending      Estimated               Estimated                  Change in  Effect of
                                   NOL      NOL         Tax Benefit   Valuation    Valuation  change in   Net Tax
                              Carry-forward Expires     from NOL      Allowance    Allowance   tax rate   Benefit
           November 30, 2009       89,285   Various      22,321       (22,321)        (1,597)       -         -
           November 30, 2010      116,675      2030      40,836       (40,836)        (18,515)   (8,929)      -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:



                                                                                       2010               2009
             Income tax benefit at statutory rate resulting from net operating
             Deferred income tax valuation allowance                                    35%               25%
                                                                                   --------------    ---------------
             Actual tax rate                                                            0%                 0%
                                                                                   ==============    ===============

9.       DISCONTINUED OPERATIONS AND NEW DEVELOPMENTS

         The Company's attempts over the past years to build a business that provides a website where members and customers are able to bid on and purchase pieces of art had not come to fruition so management decided to change the business focus and look for other opportunities. Therefore, management decided to discontinue selling art pieces and reflect such discontinuance in its operating statement and cash flow statements effective June 25, 2010.

         Management decided on that date to focus on new business development in the form of obtaining leases for the exploration and production of oil and gas in First Nation areas of northern Alberta, Canada.

                              CREENERGY CORPORATION
                        (formerly Online Originals, Inc.)

                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2010

         During the years ended November 30, 2010, 2009 and 2008, the Company had revenue related to its discontinued operations in the amount of $6,042, $13,110 and $2,800, respectively.


                                                     Year ended         Year ended         Year ended
                                                   November 30,       November 30,       November 30,
                                                           2010               2009               2008

         Revenue                              $          6,042   $          13,110  $           2,800

         Expenses
            Depreciation and amortization                  477               3,066              3,628
            Office and administration                    1,495                  98              2,384
                                              --------------------------------------------------------
                                                         1,972               3,164              6,012
                                              --------------------------------------------------------

         Net Profit (Loss) from Discontinued
         Operations                           $          4,070   $           9,946  $         (3,212)
                                              ========================================================


10.      CONTINGENCY

         On November 22, 2010, the Company was served with a claim filed by a former director and officer of the Company. The claim alleges that the former director and officer of the Company suffered losses and damages as a result of the failure of the Company in providing him with corporate documents and implementing a change of the board of directors. The Company has retained legal counsel to address the claim. On December 8, 2010, the Company filed a Statement of Defense requesting that the claim be dismissed. In the opinion of management, this claim is without merit and the Company intends to defend this claim vigorously. As a loss is not deemed probable, no accruals have been made as of November 30, 2010.

11.       COMPARATIVE FIGURES

         Certain comparative figures have been adjusted to conform to the current year's presentation.

12.      SUBSEQUENT EVENT

         There are no reportable events for the period from the year ended November 30, 2010 to the date the financial statements are available to be issued on March 11, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 15, 2010, the Board of Directors of the Company dismissed Schumacher and Associates, its independent registered public account firm. On the same date, November 15, 2010, the accounting firm of James Stafford, Inc. Chartered Accountants was engaged as the Registrant's new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Schumacher & Associates and the engagement of James Stafford, Inc., as its independent auditor. None of the reports of Schumacher & Associates on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal years ended November 30, 2009 and 2008, a going concern qualification in the registrant's audited financial statements.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Schumacher and Associates whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Schumacher and Associates satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 6, 2010 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

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

Our management, with the participation of the President and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on that evaluation, our management concluded that, as of November 30 2010, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency:

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


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company, as of the date of this filing:

         Name                    Age      Offices Held

         Shari Sookarookoff*     34       Director, CEO, President, Secretary/
                                          Treasurer
         Ruth Saunders           36       Director

* On May 21, 2010, Mr. David Calahasen was appointed a director of the Company. On August 18, 2009, Mr. Calahasen was appointed the President and CEO of the Company. Effective October 29, 2010, David Calahasen resigned as Director, President and Chief Executive Officer of the Company. On October 29, 2010 Shari Sookarookoff has been re-appointed President and Chief Executive Officer of the Company.

Shari  Sookarookoff,  CEO, CFO,  President,  Secretary/Treasurer,  Member of the
Board

Shari Sookarookoff has served as President and CEO since October 29, 2010. She has served as a director since September 12, 2008. Ms. Sookarookoff has also served as Secretary/Treasurer and Chief Financial Officer of the Company since June 30, 2009. Ms. Sookarookoff previously served as the CEO and President from September 12, 2008 through August 18, 2009. The term of her office is for two years and is thereafter renewable on an annual basis.

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

David Calahasen, Former Officer and Director

Mr. Calahasen served as a director of the Company from May 21, 2010 through October 29, 2010 and as the President and CEO from August 18, 2010 through October 29, 2010. David Calahasen of full status of the Cree Nation band (tribe) in Northern Alberta is a seasoned executive with over 20 years business experience, providing liaison and consulting services to the Canadian First Nations and Metis in Alberta, Saskatchewan, Manitoba, and British Columbia through his consulting business. For the past several years, Mr. Calahasen has been instrumental in successfully negotiating forestry, oil and gas initiatives/projects between the First Nations bands and both private and publically traded companies. Most recently, he has consulted with oil companies on the possibility of oil refinery and eco-generation on First Nations' lands, of which he has acquired in excess of 245,000 acres for exploration.

In addition to his consulting business, Mr. Calahasen is also the President of CREEnergy Oil and Gas, a privately owned company in Edmonton, Alberta. Before entering the forestry and oil & gas industries, Mr. Calahasen was a bush pilot for two years and became a commercial airline pilot for 18 years with two Canadian owned airlines in western Canada.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended November 30, 2010, there were no filing delinquencies.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of January 18, 2011 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of November 30, 2010, there were 96,000,000 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of November 30, 2010 by each of the individual directors and executive officers and by all directors and executive officers as a group.


  Title of      Name and Address of Beneficial Owner                      Amount and
  Class                                                                   Nature of       Percent of
                                                                          Beneficial      Class(1)
                                                                          Ownership
  --------------------------------------------------------------------------------------------------

  Common        Shari Sookarookoff                                          75,000,000      78.125%
                CEO, President & member of the Board of Directors
                328 Twin Brooks Dr NW
                Edmonton AB, Canada, T6J 6S5
  --------------------------------------------------------------------------------------------------
  Common        Ruth Saunders                                                   0            0.00%
                Director
                3508 - 48 Street
                Edmonton, AB, Canada, T6L 3R4
  --------------------------------------------------------------------------------------------------
  Common        Directors and officers as a group (2 individuals)           75,000,000      78.125%

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1). Based on 96,000,000 shares of common stock issued and outstanding.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE.

We have not entered into any transaction nor are there any proposed transactions in which any director, executive officer, shareholder of our company or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest, other than those discussed below.

On May 21, 2010, the Company issued 120,000,000 shares of its restricted common stock to Mr. Calahasen, a former officer and director of the Company for cash of $16,000. On October 29, 2010, the 120,000,000 shares were returned to treasury for no consideration. These shares were cancelled on November 2, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditors, Schumacher & Associates, for professional services rendered for the audit of our annual financial statements, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years ended November 30, 2010 and 2009, were $10,500 and $9,200 respectively. The fees billed by our auditors, James Stafford Inc., for professional services rendered for the audit of our annual financial statements during the fiscal years ended November 30, 2010 and 2009 were $8,800 and nil respectively.

Audit Related Fees.

We incurred nil fees to auditors for audit related fees during the fiscal year ended November 30, 2010 and 2009.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended November 30, 2010 and 2009.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended November 30, 2010 and 2009.

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

         Exhibit Index

     3.1     Articles of Incorporation(1)
     3.2     Bylaws(1)
     31.1 Section 302 Certification - Chief Executive Officer and Chief Financial Officer.*.
     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, Chief Financial Officer.*

* File herewith.

(1)Incorporated by reference to our SB-2 Registration Statement, file number 333-133347, filed on April 18, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11 day of March, 2011.


                              CREENERGY CORPORATION



Date: March 11, 2011           By: /s/ Shari Sookarookoff
                                   ----------------------

                                    Name: Shari Sookarookoff
                                    Title: President/Chief Executive Officer and
                                    Chief Financial (Accounting) Officer



Date: March 11, 2011           By:/s/ Ruth Saunders
                                  --------------------

                                   Name: Ruth Saunders
                                   Title: Director