Form 10-Q
period 2011-02-28
CREENERGY Corp
filed 2011-04-14
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2011

                                       OR

[_]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                              CREENERGY CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                              98-0479983
          ------                                              ----------
(State or other jurisdiction                                  (IRS Employer
    of incorporation or                                     Identification No.)
     organization)


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

Larger accelerated filer [_]                               Accelerated filer [_]
Non-accelerated filer [_]                          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act). Yes [_]    No  [X]

Number of shares issued and outstanding of the registrant's class of common stock as of April 10 2011: 96,000,000 shares of common stock

The Company recognized revenues of $nil during the quarter ended February 28, 2011.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                           Page
                                                                                    ----

         Interim Balance Sheets                                                     F-5

         Interim Statements of Loss and Comprehensive Loss                          F-6

         Interim Statements of Cash Flows                                           F-7

         Interim Statement of Changes in Stockholders' Deficiency                   F-8

         Notes to Interim Financial Statements                                      F-9 to F-13

Item 2.  Management's Discussion and Analysis or Plan of Operations                 14

Item 3   Quantitative and Qualitative Disclosure about Market Risk                  16

Item 4   Controls and Procedures                                                    16


PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                          17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                17

Item 3.  Defaults upon Senior Securities - Not Applicable                           17

Item 4.  Removed and Reserved                                                       17

Item 5.  Other Information                                                          18

Item 6.  Exhibits                                                                   18

SIGNATURES                                                                          19

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                              CREENERGY CORPORATION

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS
                          (Expressed in U.S. Dollars)
                                  (Unaudited)
                                FEBRUARY 28, 2011



Financial Statements                                                    Page

         Balance Sheets                                                 F-5

         Interim Statements of Loss and Comprehensive Loss              F-6

         Interim Statements of Cash Flows                               F-7

         Interim Statement of Changes in Stockholders' Deficiency       F-8

         Notes to Interim Financial Statements                      F-9 to F-13


                                      CREENERGY CORPORATION

                                  (A Development Stage Company)
                                     INTERIM BALANCE SHEETS



                                                                        February 28,       November 30, 2010
                                                                            2011
                                                                        (Unaudited)           (Audited)

ASSETS

Current Assets
   Cash and cash equivalents                                        $       2,039      $         6,090
   Prepaid expenseS                                                           200                  200
                                                                   --------------------------------------

TOTAL ASSETS                                                        $       2,239      $         6,290
                                                                   ======================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities
    Accounts payable and accrued liabilities (Note 3)               $      18,467      $        13,133
   Note payable (Note 4)                                                   16,000               16,000
                                                                   --------------------------------------
   Total Current Liabilities                                               34,467               29,133
                                                                   --------------------------------------

STOCKHOLDERS' DEFICIENCY

Capital Stock (Note 6)
    Authorized:
        675,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
         96,000,000 common shares                                          96,000               96,000
    Additional paid-in capital                                             13,000               13,000
    Accumulated other comprehensive income                                      -                  333
Accumulated deficit                                                      (105,837)            (105,837)
Accumulated Deficit during Development Stage                              (35,391)             (26,339)

Total Stockholders' Deficiency                                            (32,228)             (22,843)
                                                                   --------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $       2,239       $        6,290
                                                                   ======================================


        The accompanying notes are an integral part of these statements.

                                      F-5


                                      CREENERGY CORPORATION
                                  (A Development Stage Company)

                        INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

                                           (Unaudited)


                                                                                                        Cumulative Amounts from
                                                     For the three-month            For the                 re-entering of
                                                         period ended             three-month            development stage on
                                                      February 28, 2011           period ended             June 26, 2010 to
                                                                               February 28, 2010           February 28, 2011

                                                 ---------------------------------------------------------------------------

Expenses
   Office and administration                                      394                       160                   2,674
   Professional fees                                            8,991                     2,835                  33,050
                                                 ---------------------------------------------------------------------------

                                                                9,385                     2,995                  35,724
                                                 ---------------------------------------------------------------------------

Net Loss before Other Item                                     (9,385)                   (2,995)                (35,724)

Other Item
   Foreign exchange gain                                          333                         -                     333
                                                 ---------------------------------------------------------------------------

Net loss from Continuing Operations                            (9,052)                   (2,995)                (35,391)
                                                 ---------------------------------------------------------------------------

Discontinued Operations (Note 8)
   Net Profit from discontinued operations                          -                     2,551                       -
                                                 ---------------------------------------------------------------------------

Net Loss For The Period                                        (9,052)                     (744)                (35,391)
                                                 ===========================================================================

Other Comprehensive Income (Loss)
   Foreign currency translation adjustment                       (333)                        -                    (333)
                                                 ---------------------------------------------------------------------------

Comprehensive Loss For the Period                $             (9,385)     $               (744)   $            (35,724)
                                                 ===========================================================================

Loss per share from continuing operations -
Basic and diluted                                $              (0.00)     $              (0.00)

Earnings (loss) per share from discontinued
operations - Basic and diluted                   $              (0.00)     $               0.00
                                                 ==============================================

Weighted Average Number of Shares Outstanding
                                                          96,000,000                 96,000,000
                                                 ==============================================

                                       F-6


                                      CREENERGY CORPORATION
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                                        Cumulative from
                                                            Three-month           Three-month            re-entering of
                                                           period ended          period ended        development stage on
                                                            February 28,         February 28,           June 26, 2010 to
                                                                2011                 2010              February 28, 2011

Cash Flows from Operating Activities
     Net loss                                         $           (9,052)   $             (744)    $        (35,391)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
     Depreciation and amortization                                     -                   477                    -
     Prepaid expenses                                                  -                   (50)               2,509
     Accounts payable and accrued liabilities                      5,334                (2,276)              17,718
                                                      -----------------------------------------------------------------
      Cash Used in Operating Activities                           (3,718)               (2,593)             (15,164)

Cash Flows From Financing Activities
    Contribution by related party                                      -                     -               13,000
                                                      -----------------------------------------------------------------
    Net Cash Provided by (Used in) Financing
    Activities                                                         -                     -               13,000

Decrease in Cash during the Period                                (3,718)               (2,593)              (2,164)

Effect of Exchange Rate Changes on Cash                             (333)                    -                 (333)

                                                      -----------------------------------------------------------------
Cash, Beginning Of Period                                          6,090                 2,841                4,536
                                                      -----------------------------------------------------------------

Cash, End Of Period                                   $            2,039    $              248     $          2,039
                                                      =================================================================

Supplemental Disclosure Of Cash Flow Information
     Cash paid for:
         Interest                                     $                -    $                -     $             -
         Income taxes                                 $                -    $                -     $             -
                                                      =================================================================

                The accompanying notes are an integral part of these statements.

                                               F-7



                                                      CREENERGY CORPORATION
                                                  (A Development Stage Company)

                                          INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                 For the Period from November 30, 2008 through February 28, 2011
                                                           (Unaudited)

                                       CAPITAL STOCK                                      ACCUMULATED
                     ---------------------------------------------------
                                                        ADDITIONAL                      DEFICIT DURING    ACCUMULATED
                                                         PAID-IN         ACCUMULATED      DEVELOPMENT     COMPREHENSIVE
                          SHARES          AMOUNT         CAPITAL           DEFICIT           STAGE        INCOME (LOSS)     TOTAL
                     -------------------------------------------------------------------------------------------------------------

Balance, November
30, 2008                96,000,000     $    96,000    $         -    $    (98,397)    $           -    $     (129)      $  (2,526)
                     -------------------------------------------------------------------------------------------------------------

Foreign currency
translation
adjustment                       -               -              -               -                 -           441             441

Net loss for the
year ended                       -               -              -          (6,389)                -             -          (6,389)
                     -------------------------------------------------------------------------------------------------------------
Balance, November
30, 2009                96,000,000          96,000              -        (104,786)                -           312          (8,474)
                     -------------------------------------------------------------------------------------------------------------
Common shares issued
- cash ($0.004) per
share) (Note 6)        120,000,000         120,000              -        (104,000)                -             -          16,000

Common shares
cancelled             (120,000,000)       (120,000)             -         104,000                 -             -         (16,000)

Contribution by
related party                    -               -         13,000               -                 -             -          13,000
(Note 5)
Foreign currency
translation
adjustment                       -               -              -               -                 -            21              21

Net loss for the
year                             -               -              -          (1,051)          (26,339)            -         (27,390)
                     -------------------------------------------------------------------------------------------------------------

Balance, November
30, 2010                96,000,000          96,000         13,000        (105,837)          (26,339)          333         (22,843)
                     -------------------------------------------------------------------------------------------------------------
Foreign currency
translation
adjustment                       -               -              -               -                 -          (333)           (333)

Net loss for the
period                           -               -              -               -            (9,052)            -          (9,052)
                     =============================================================================================================
Balance, February
28, 2011                96,000,000     $    96,000    $    13,000    $   (105,837)    $     (35,391)   $        -       $ (32,228)
                     =============================================================================================================




        The accompanying notes are an integral part of these statements.

                                       F-8

                              CREENERGY CORPORATION
                         (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                February 28, 2011
                                   (Unaudited)

1.       NATURE AND CONTINUANCE OF OPERATIONS

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

         The Company changed its status from a development stage company to an operating company on November 30, 2009. Management realized that the results of operations from the sale of artwork lacks luster and decided to change the Company's business focus and plan for other strategic opportunities and discontinued the sale of artwork with effect from June 25, 2010. Accordingly, the Company has disclosed these activities as discontinued operations in the accompanying interim financial statements. Effective June 26, 2010, the Company became a development stage company focusing on new business development in the form of obtaining leases for the exploration and production of oil and gas in areas of northern Alberta, Canada.

c)       Unaudited Statements

         While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited November 30, 2010 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements for the year ended November 30, 2010, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The information as of November 30, 2010 is taken from the audited financial statements as of that date.

d)       Basis of Presentation

         The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has negative working capital and stockholders' deficiency at February 28, 2011 and has losses to date of approximately $141,000. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management is actively seeking to add new products and/or services in order to show profitability. In addition, one of the members of the board of directors has agreed to loan funds to the Company if needed. To date, due to the continued economic conditions, they have not yet been able to find products and services that would contribute to their business. We believe that actions planned and

                              CREENERGY CORPORATION
                         (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                February 28, 2011
                                   (Unaudited)

         presently being taken to revise its operating and financial requirements will provide the opportunity for the Company to continue as a going concern. The interim financial statements do not include any adjustments that might result from these uncertainties.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Improving Disclosures about Fair Value Measurements". This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

3.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.       NOTE PAYABLE

         As of February 28, 2011, the Company had $16,000 note payable to an unrelated party for expenses paid on behalf of the Company. The note payable is unsecured, non-interest bearing, and has no fixed terms of repayment.

5.       RELATED PARTY TRANSACTIONS

         During the three month period ended February 28, 2011, a director and shareholder of the Company made cash contribution in the amount of $Nil (February 28, 2010 - $Nil, Cumulative - $13,000).

6.       CAPITAL STOCK

         Authorized

         The Company's authorized common stock consists of 675,000,000 shares of common stock with a par value of $0.001 per share. On August 10, 2010, the Company increased the number of authorized share capital from 75,000,000 shares of common stock to 675,000,000 shares of common stock with the same par value of $0.001 per share.

         Issued and outstanding

         On June 2, 2010, and effective August 10, 2010, the directors of the Company approved a forward split of the common stock of the Company on a basis of 30 new common shares for 1 old common share. As a result of the forward stock split, 208,800,000 additional shares were issued. Capital and additional paid-in capital have been adjusted accordingly. When adjusted retroactively, there was a $119,501 shortage of additional paid-in capital; thus an adjustment to accumulated deficit of $104,000 was recorded on May 21, 2010 (the date of issuance of 120,000,000 shares) and $15,501 to the beginning balance. The interim financial statements contained herein reflect the appropriate values for capital stock and accumulated deficit. Unless otherwise noted, all references in the accompanying interim financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the forward stock split.

                              CREENERGY CORPORATION
                         (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                February 28, 2011
                                   (Unaudited)

         The total issued and outstanding capital stock is 96,000,000 common shares with a par value of $0.001 per common share. The Company's common stock issuances to date are as follows:

          i) On November 18, 2005, 54,000,000 shares of the Company's common stock were issued to a former director and officer of the Company for cash proceeds of $18,000.

          ii) On November 28, 2005, 21,000,000 shares of the Company's common stock were issued to a former director and officer of the company for cash proceeds of $7,000.

          iii) On July 21, 2006, the Company completed a public offering and issued 21,000,000 shares of the Company's common stock for cash totaling $70,000. The Company incurred offering costs of $14,501 related to this offering, resulting in net proceeds of $55,499.

          iv) On May 21, 2010, 120,000,000 shares of the Company's restricted common stock, valued at $16,000, were issued to a former director and officer of the Company. On October 29, 2010, the 120,000,000 restricted common shares of the Company previously issued to a former director and officer of the Company were returned to treasury for no consideration. The shares were cancelled on 2 November 2010.

7.       INCOME TAXES

         The Company has losses carry forward for income tax purposes to February 28, 2011. There are no current or deferred tax expenses for the period ended February 28, 2011 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

         The provision for refundable federal income tax consists of the following:

                                                   For the
                                                 three-month
                                                period ended
                                              -----------------
                                      February 28,            February 28
                                          2011                   2010
                                   -----------------------------------------

         Deferred tax asset
         attributable to
         Current operations       $          3,168          $           186
         Less: Change in
         valuation allowance                (3,168)                    (186)
                                   ---------------------------------------------

         Net refundable amount    $              -          $             -
                                   ---------------------------------------------

                              CREENERGY CORPORATION
                         (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                February 28, 2011
                                   (Unaudited)


         The composition of the Company's deferred tax asset as at February 28, 2011 and November 30, 2010 are as follows:


                                                                     November 30, 2010
                                               February 28, 2011         (Audited)
                                              -----------------------------------------

         Net operation loss carry-forward    $         125,727               116,675
         Statutory federal income tax rate                 35%                   35%
         Deferred tax assets                            44,004                40,836
         Less: Valuation allowance                    (44,004)               (40,836)
                                              -----------------------------------------

         Net Deferred Tax Assets             $               -     $               -
                                              -----------------------------------------


         The potential income tax benefit of these losses has been offset by a full valuation allowance.

         As at February 28, 2011, the Company has an unused net operating loss carry forward balance of approximately $125,727 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires as follows:

                                                          $

               2025                                   2,680
               2026                                  14,178
               2027                                  37,588
               2028                                  28,450
               2029                                   6,389
               2030                                  27,390
               2031                                   9,052
                                       ---------------------

                                                    125,727
                                       ---------------------


8.       DISCONTINUED OPERATIONS AND NEW DEVELOPMENTS

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

                              CREENERGY CORPORATION
                         (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                February 28, 2011
                                   (Unaudited)

         During the three month period ended February 28, 2011 and the three month period ended February 28, 2010, the Company had $Nil and $3,520 in revenue, respectively, related to its discontinued operations.


                                                     For the three       For the three
                                                      month period        month period
                                                          ended              ended
                                                    February 28, 2011   February 28, 2010

         Revenue                                    $           -    $       3,520
                                                   -----------------------------------

         Expenses
            Depreciation and amortization                      -              477
            Office and administration                          -              792
                                                   -----------------------------------

                                                               -            1,269
                                                   -----------------------------------

         Net Profit from Discontinued Operations    $          -    $       2,251
                                                   ===================================


9.       CONTINGENCY

         On November 22, 2010, the Company was served with a claim filed by a former director and officer of the Company. The claim alleges that the former director and officer of the Company suffered losses and damages as a result of the failure of the Company in providing him with corporate documents and implementing a change of the board of directors. The Company has retained legal counsel to address the claim. On December 8, 2010, the Company filed a Statement of Defense requesting that the claim be dismissed. In the opinion of management, this claim is without merit and the Company intends to defend this claim vigorously. As a loss is not deemed probable, and as such, no accruals have been made as of February 28, 2011.

10.      COMPARATIVE FIGURES

         Certain comparative figures have been adjusted to conform to the current period's presentation.

11.      SUBSEQUENT EVENT

         There are no reportable events during the period from the three month period ended February 28, 2011 to the date the interim financial statements are available to be issued on April 8, 2011.

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Schedule 14C Information Statement filed July 7, 2010, our Quarterly Report on Form 10-Q filed on July 19, 2010, our Quarterly Report on Form 10-Q filed on April 13, 2010, and our Annual Report on Form 10-K filed on March 11, 2011.

The independent registered public accounting firms' reports on the Company's financial statements as of November 30, 2010, and for each of the years in the two-year period then ended; include a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited quarterly financial statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

DISCONTINUED OPERATIONS AND NEW DEVELOPMENTS

Since inception, the Company's business plan was to develop a membership based website art gallery/auction house specifically focused on displaying and selling original artwork. The Company changed its status from a development stage company to an operating company on November 30, 2009. Management realized that the results of operations from the sale of artwork was lack-luster, and it was decided to change the Company's business focus and plan for other strategic opportunities and discontinued the sale of artwork to be effective June 25, 2010. Effective June 26, 2010, the Company started to focus on a new business development. On July 29, 2010, the Company's name changed from Online Originals, Inc. to Creenergy Corporation. The name change was intended to convey a sense of the Company's new business focus as it looks to pursue other opportunities. Specifically, the Company intends to obtain leases for the exploration and production of oil and gas in northern Canada and the United States. At the date of this Quarterly Report, the Company has not identified any prospects or entered into any leases or agreements.

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

Markets.
-------

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

Effect of Changing Industry Conditions on Drilling Activity.
-----------------------------------------------------------

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

Material Changes in Financial Condition

At February 28, 2011, our cash balance was $2,039. In addition, we have prepaid expenses of $200. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At February 28, 2011, we had a working capital deficit of $32,228 compared to a working capital deficit of $22,843 at November 30, 2010. At February 28, 2011, our total assets consisted of cash of $2,039 and prepaid expenses of $200. This compares with total assets at November 30, 2010, which consisted of cash of $6,090, and prepaid expenses of $200.

At February 28, 1011, our total current liabilities increased to $34,467 from $29,133 at November 30, 2010. During the three months ended February 28, 2011, accounts payable and accrued liabilities increased by $5,334.

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

Result of Operations

For The Three Months Ended February 28, 2011 Compared To The Three Months Ended February 28, 2010.

We recognized nil revenues from operational sales during the three months ending February 28, 2011. We do not show any cumulative revenue amounts since re-entering the development stage on June 26, 2010.

During the three months ended February 28, 2011, operating expenses were $9,385 compared to $2,995 for the three months ended February 28, 2010. The increase of $6,390 was due to increase in our operational activities over the prior period. Operating expenses during the three months ended February 28, 2011, consisted of professional fees of $8,991 and office and administration costs of $394 compared to professional fees of $2,835 and office and administration fees of $160 incurred for the three months ended February 28, 2010.

We recognized a net loss of $9,385 for the three months ended February 28, 2011, compared to a net loss of $2,995 for the three months ended February 28, 2010. The cumulative loss of $35,724 is for the period June 26, 2010, to February 28, 2011,

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

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

         Revenues and expenses are translated at the average daily rate for the year covering the financial statement year to approximate the rate of exchange on the transaction date. Exchange gains and losses are included in the determination of net income (loss) for the period.


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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended February 28, 2011. We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On November 22, 2010, the Company was served with a claim filed by a former director and officer of the Company. The claim, filed in the court of Queen's Bench of Alberta, Canada, alleges that the former director and officer of the Company suffered losses and damages as a result of the failure of the Company in providing him with corporate documents and implementing a change of the board of directors. The Company has retained legal counsel to address the claim. On December 8, 2010, the Company filed a Statement of Defense requesting that the claim be dismissed. The Company intends to defend this claim vigorously.

Other then the above preceding, the Company is not a party to any other pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  REMOVED AND RESERVED.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

(a) Pursuant to Item 601 of Regulation S-K, the following exhibits are included herein.

     Exhibit
     Number          Description

     31.1 Section 302 Certification - Chief Executive Officer and Chief Financial Officer.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12 day of April, 2011.


                              CREENERGY CORPORATION




Date: April 12, 2011                By: /s/ Shari Sookarookoff
                                        ----------------------

                                    Name: Shari Sookarookoff
                                    Title: President/Chief Executive Officer and
                                    Chief Financial (Accounting) Officer