Form 10-Q
period 2011-05-31
CREENERGY Corp
filed 2011-07-14
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2011

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


         57113, 2020 Sherwood Drive, Sherwood Park, AB, Canada, T8A 5L7
             -----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

Larger accelerated filer [ ]                               Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]     No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of July 13 2011: 96,000,000 shares of common stock

The Company recognized revenues of $nil during the quarter ended May 31, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                Page
                                                                         ----

         Interim Balance Sheets                                           F-6

         Interim Statements of Loss and Comprehensive Loss                F-7

         Interim Statements of Cash Flows                                 F-8

         Interim Statement of Changes in Stockholders' Deficiency         F-9

         Notes to Interim Financial Statements                      F-10 to F-14

Item 2.  Management's Discussion and Analysis or Plan of Operations       15

Item 3   Quantitative and Qualitative Disclosure about Market Risk        18

Item 4   Controls and Procedures                                          18


PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      19

Item 3.  Defaults upon Senior Securities - Not Applicable                 19

Item 4.  Removed and Reserved                                             19

Item 5.  Other Information                                                19

Item 6.  Exhibits                                                         19

SIGNATURES                                                                20

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                              CREENERGY CORPORATION

                          (A Development Stage Company)




                          INTERIM FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                  MAY 31, 2011


Financial Statements
                                                                Page

   Interim Balance Sheets                                        F-6

   Interim Statements of Loss and Comprehensive Loss             F-7

   Interim Statements of Cash Flows                              F-8

   Interim Statement of Changes in Stockholders' Deficiency      F-9

   Notes to Interim Financial Statements                         F-10 to F-14

                             CREENERGY CORPORATION
                         (A Development Stage Company)



                          Interim Financial Statements
                           (Express in U.S. Dollars)
                                  (Unaudited)
                                  May 31, 2011

                                      CREENERGY CORPORATION
                                  (A Development Stage Company)

                                     INTERIM BALANCE SHEETS



                                                                        May 31,            November 30,
                                                                          2011                 2010
                                                                      (Unaudited)            (Audited)
ASSETS

Current Assets
   Cash and cash equivalents                                      $         488      $         6,090
   Prepaid expenses                                                         109                  200
                                                                 -----------------------------------------

TOTAL ASSETS                                                      $         597      $         6,290
                                                                 =========================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities
    Accounts payable and accrued liabilities (Note 3)             $       6,675      $        13,133
   Note payable (Note 4)                                                 16,000               16,000
                                                                 -----------------------------------------

   Total Current Liabilities                                             22,675               29,133
                                                                 -----------------------------------------

STOCKHOLDERS' DEFICIENCY

Capital Stock (Note 6)
    Authorized:
        675,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
         96,000,000 common shares                                        96,000               96,000
    Additional paid-in capital                                           25,000               13,000
    Accumulated other comprehensive income                                    -                  333
Accumulated deficit                                                    (105,837)            (105,837)
Accumulated deficit during Development Stage                            (37,241)             (26,339)
                                                                 -----------------------------------------

   Total Stockholders' Deficiency                                       (22,078)             (22,843)
                                                                 -----------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $       597         $        6,290
                                                                 =========================================


                The accompanying notes are an integral part of these statements.

                                               F-6


                                      CREENERGY CORPORATION
                                  (A Development Stage Company)

                        INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                           (Unaudited)
                                                                                                                Cumulative
                                                                                                               Amounts from
                                                                                                              re-entering of
                                     For the             For the            For the           For the           development
                                   three-month         three-month         six-month         six-month         stage on June
                                   period ended       period ended       period ended       period ended        26, 2010 to
                                   May 31, 2011       May 31, 2010       May 31, 2011       May 31, 2010       May 31, 2011

                                  --------------------------------------------------------------------------------------------

Expenses
   Office and administration   $             172   $            124   $            566  $             284  $            2,846
   Professional fees                       1,678              4,418             10,669              7,253              34,728
                                  --------------------------------------------------------------------------------------------

                                           1,850              4,542             11,235              7,537              37,574
                                  --------------------------------------------------------------------------------------------

Net Loss before Other Item               (1,850)            (4,542)           (11,235)            (7,537)            (37,574)
                                  --------------------------------------------------------------------------------------------

Other Item
   Foreign exchange gain                       -                  -                333                  -                 333

Net loss from Continuing
Operations                               (1,850)            (4,542)           (10,902)            (7,537)            (37,241)
                                  --------------------------------------------------------------------------------------------

Discontinued Operations
(Note 8)
   Net Profit from
   discontinued operations                     -              1,819                  -              4,070                   -
                                  --------------------------------------------------------------------------------------------

Net Loss For The Period                  (1,850)            (2,723)           (10,902)            (3,467)            (37,241)
                                  ============================================================================================

Other Comprehensive Loss
   Foreign currency
   translation adjustment                      -                  6              (333)                  7                   -
                                  --------------------------------------------------------------------------------------------

Comprehensive Loss For the
Period                         $         (1,850)   $        (2,717)   $       (11,235)  $         (3,460)  $         (37,241)
                                  ============================================================================================

Loss per share from
continuing operations -
Basic and diluted              $          (0.00)   $         (0.00)   $         (0.00)  $          (0.00)

Loss per share from
discontinued operations -
Basic and diluted              $          (0.00)   $         (0.00)   $         (0.00)  $          (0.00)
                                  ========================================================================

Weighted Average Number of
Shares Outstanding                    96,000,000        116,652,170         96,000,000        103,912,080
                                  ========================================================================

                The accompanying notes are an integral part of these statements.

                                               F-7


                                      CREENERGY CORPORATION
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                                                    Cumulative from
                                                  For the                         re-entering of
                                                 six-month          For the         development
                                               period ended        six-month       stage on June
                                                  May 31,        period ended       26, 2010 to
                                                   2011          May 31, 2010      May 31, 2011

Cash Flows used in Operating Activities
     Net loss                                 $     (10,902)  $        (3,467)    $      (37,241)

Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
     Depreciation and amortization                         -               476                  -
     Prepaid expenses                                     91           (1,750)              2,600
     Accounts payable and accrued
     liabilities                                     (6,458)           (9,571)              5,926
                                           -------------------------------------------------------

     Net Cash Used in Operating
     Activities                                     (17,269)          (14,312)           (28,715)
                                           =======================================================

Cash Flows From Financing Activities
    Increase in note payable                               -            16,000                  -
    Contribution by related party                     12,000                 -             25,000
                                           -------------------------------------------------------

    Net Cash Provided by Financing
    Activities                                        12,000            16,000             25,000
                                           =======================================================

Decrease in Cash during the Period                   (5,269)             1,688            (3,715)

Effect of Exchange Rate Changes on Cash                (333)                 7              (333)

Cash, Beginning of Period                              6,090             2,841              4,536
                                           -------------------------------------------------------

Cash, End of Period                                      488  $          4,536    $           488
                                           =======================================================


Supplemental Disclosure of Cash Flow
     Cash paid for:
         Interest                               $          -  $              -    $             -
         Income taxes                           $          -  $              -    $             -


                The accompanying notes are an integral part of these statements.

                                               F-8


                                      CREENERGY CORPORATION
                                  (A Development Stage Company)

                          INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY

                   For the Period from November 30, 2008 through May 31, 2011
                                           (Unaudited)

                                     CAPITAL STOCK                                    ACCUMULATED
                   -------------------------------------------------
                                                    ADDITIONAL                       DEFICIT DURING      ACCUMULATED
                                                      PAID-IN        ACCUMULATED      DEVELOPMENT       COMPREHENSIVE
                        SHARES       AMOUNT           CAPITAL          DEFICIT           STAGE          INCOME (LOSS)         TOTAL
                   -----------------------------------------------------------------------------------------------------------------

Balance,
November 30,
2008                  96,000,000    $  96,000    $          -    $     (98,397)    $         -       $    (129)         $   (2,526)
                   -----------------------------------------------------------------------------------------------------------------

Foreign
currency
translation
adjustment                     -            -               -                -               -             441                 441
Net loss for
the year ended                 -            -               -           (6,389)              -               -              (6,389)
                   -----------------------------------------------------------------------------------------------------------------
Balance,
November 30,
2009                  96,000,000       96,000               -         (104,786)              -             312              (8,474)
                   -----------------------------------------------------------------------------------------------------------------

Common shares
issued - cash
($0.004 per share)
(Note 6)             120,000,000      120,000               -         (104,000)              -               -              16,000
Foreign currency
translation
adjustment                     -            -               -                -               -               7                   7
Net loss for
the period                     -            -               -                -          (3,467)              -              (3,467)
                   -----------------------------------------------------------------------------------------------------------------
Balance, May 31,
2010                 216,000,000      216,000               -         (208,786)         (3,467)            319               4,066
                   -----------------------------------------------------------------------------------------------------------------

Common shares
cancelled           (120,000,000)     (120,000)                        104,000                                             (16,000)
Contribution by
related party
(Note 5)                       -            -          13,000                -               -               -              13,000
Foreign currency
translation
adjustment                     -            -               -                -               -              14                  14
Net loss for
the year                       -            -               -           (1,051)        (22,872)              -             (23,923)
                   -----------------------------------------------------------------------------------------------------------------
Balance, November
30, 2010              96,000,000       96,000          13,000         (105,837)        (26,339)            333             (22,843)
                   -----------------------------------------------------------------------------------------------------------------

Foreign currency
translation
adjustment                     -            -               -                -               -            (333)               (333)
Contribution by
related party
(Note 5)                       -            -          12,000                -               -               -              12,000
Net loss for
the period                     -            -               -                -         (10,902)              -             (10,902)
                   -----------------------------------------------------------------------------------------------------------------
Balance, May 31,
2011                  96,000,000    $  96,000    $     25,000    $    (105,837)    $   (37,241)      $       -          $  (22,078)
                   =================================================================================================================

                The accompanying notes are an integral part of these statements.

                                               F-9

                              CREENERGY CORPORATION
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2011
                                   (Unaudited)


      1. NATURE AND CONTINUANCE OF OPERATIONS

a)        Organization

          CREENERGY Corporation (formerly Online Originals, Inc.) (the "Company") was incorporated in the State of Nevada, United States of America, on November 18, 2005. On July 29, 2010, the Company's name was changed from Online Originals, Inc. to CREENERGY Corporation. The Company's yearend is November 30.

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

d)        Basis of Presentation

          The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has negative working capital and stockholders' deficiency at May 31, 2011 and has losses to date of approximately $143,000. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management is actively seeking to add new products and/or services in order to show profitability. In addition, one of the members of the board of directors has agreed to loan funds to the Company if needed. To date, due to the continued economic conditions, they have not yet been able to find products and services that would contribute to their business. We believe that actions planned and presently being taken to revise its operating and financial

                              CREENERGY CORPORATION
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2011
                                   (Unaudited)

          requirements will provide the opportunity for the Company to continue as a going concern. The interim financial statements do not include any adjustments that might result from these uncertainties.


2.        RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Presentation of Comprehensive Income". This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As ASU 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

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

4.        NOTE PAYABLE

          As of May 31, 2011, the Company had $16,000 note payable to an unrelated party for expenses paid on behalf of the Company. The note payable is unsecured, non-interest bearing, and has no fixed terms of repayment.

5.        RELATED PARTY TRANSACTIONS

          During the three month period ended May 31, 2011, a director and shareholder of the Company made cash contribution in the amount of $12,000 (May 31, 2010 - $Nil, Cumulative - $25,000).

                              CREENERGY CORPORATION
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2011
                                   (Unaudited)


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


7.        INCOME TAXES

          The Company has losses carry forward for income tax purposes to May 31, 2011. There are no current or deferred tax expenses for the period ended May 31, 2011 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

                              CREENERGY CORPORATION
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2011
                                   (Unaudited)

         The provision for refundable federal income tax consists of the following:


                                                        For the six-month period ended
                                                  -------------------------------------------
                                                     May 31, 2011            May 31, 2010
                                                  -------------------------------------------

   Deferred tax asset attributable to
   Current operations                          $            3,816        $       1,213
   Less: Change in valuation allowance                     (3,816)              (1,213)
                                                  -------------------------------------------

   Net refundable amount                       $               -         $          -
                                                  -------------------------------------------

   The composition of the Company's deferred tax asset as at May 31, 2011 and November 30, 2010 are as follows:

                                               May 31,         November 30,
                                                2011              2010
                                             (Unaudited)       (Audited)
                                           -----------------------------------

   Net operation loss carry-forward    $        127,577             116,675
   Statutory federal income tax rate                35%                 35%
   Deferred tax assets                           44,652              40,836
   Less: Valuation allowance                   (44,652)            (40,836)
                                           -----------------------------------

   Net Deferred Tax Assets              $             -      $            -
                                           -----------------------------------

          The potential income tax benefit of these losses has been offset by a full valuation allowance.

          As at May 31, 2011, the Company has an unused net operating loss carry forward balance of approximately $127,577 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires as follows:

                                                                  $

         2025                                                 2,680
         2026                                                14,178
         2027                                                37,588
         2028                                                28,450
         2029                                                 6,389
         2030                                                27,390
         2031                                                10,902
                                              ----------------------

                                                            127,577
                                              ----------------------

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

                              CREENERGY CORPORATION
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2011
                                   (Unaudited)

          Management decided on that date to focus on new business development in the form of obtaining leases for the exploration and production of oil and gas in First Nation areas of northern Alberta, Canada.

          During the six month period ended May 31, 2011 and the six month period ended May 31, 2010, the Company had $Nil and $6,042 in revenue, respectively, related to its discontinued operations.

                                                        For the six month          For the six month
                                                           period ended              Period ended
                                                           May 31, 2011              May 31, 2010

         Revenue                                     $                  -      $               6,042
                                                     -------------------------------------------------

         Expenses
            Depreciation and amortization                               -                        477
            Office and administration                                   -                      1,495
                                                     -------------------------------------------------

                                                                        -                      1,972
                                                     -------------------------------------------------

         Net Profit from Discontinued Operations     $                  -      $               4,070
                                                     =================================================


9.        CONTINGENCY

          On November 22, 2010, the Company was served with a claim filed by a former director and officer of the Company. The claim alleges that the former director and officer of the Company suffered losses and damages as a result of the failure of the Company in providing him with corporate documents and implementing a change of the board of directors. The Company has retained legal counsel to address the claim. On December 8, 2010, the Company filed a Statement of Defense requesting that the claim be dismissed. In the opinion of management, this claim is without merit and the Company intends to defend this claim vigorously. As a loss is not deemed probable, and as such, no accruals have been made as of May 31, 2011.


10.       COMPARATIVE FIGURES

          Certain comparative figures have been adjusted to conform to the current period's presentation.


11.       SUBSEQUENT EVENT

          There are no reportable events during the period from the six month period ended May 31, 2011 to the date the interim financial statements are available to be issued on July 7, 2011.

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Schedule 14C Information Statement filed July 7, 2010, our Quarterly Report on Form 10-Q filed on July 19, 2010, our Quarterly Report on Form 10-Q filed on April 14, 2011, and our Annual Report on Form 10-K filed on March 11, 2011.

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

Material Changes in Financial Condition

At May 31, 2011, our cash balance was $488. In addition, we have prepaid expenses of $109. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At May 31, 2011, we had a working capital deficit of $22,078 compared to a working capital deficit of $22,843 at November 30, 2010. At May 31, 2011, our total assets consisted of cash of $488 and prepaid expenses of $109. This compares with total assets at November 30, 2010, which consisted of cash of $6,090, and prepaid expenses of $200.

At May 31, 2011, our total current liabilities decreased to $22,675 from $29,133 at November 30, 2010. During the three months ended May 31, 2011, accounts payable and accrued liabilities decreased by $11,792.

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

Result of Operations

For The Three Months Ended May 31, 2011 Compared To The Three Months Ended May 31, 2010.

We recognized nil revenues from operational sales during the three months ending May 31, 2011.

During the three months ended May 31, 2011, operating expenses were $1,850 compared to $4,542 for the three months ended May 31, 2010. The decrease of $2,692 was due to decrease in our operational activities over the prior period. Operating expenses during the three months ended May 31, 2011, consisted of professional fees of $1,678 and office and administration costs of $172 compared to professional fees of $4,418 and office and administration fees of $124 incurred for the three months ended May 31, 2010.

We recognized a net loss of $1,850 for the three months ended May 31, 2011, compared to a net loss of $2,723 for the three months ended May 31, 2010.

For The Six Months Ended May 31, 2011 Compared To The Six Months Ended May 31, 2010.

We recognized nil revenues from operational sales during the six months ending May 31, 2011. We do not show any cumulative revenue amounts since re-entering the development stage on June 26, 2010.

During the six months ended May 31, 2011, operating expenses were $10,902 compared to $7,537 for the six months ended May 31, 2010. The increase of $3,365 was due to increase in our operational activities over the prior period. Operating expenses during the six months ended May 31, 2011, consisted of professional fees of $10,669 and office and administration costs of $566 compared to professional fees of $7,253 and office and administration fees of $284 incurred for the six months ended May 31, 2010.

We recognized a net loss of $10,902 for the six months ended May 31, 2011, compared to a net loss of $3,467 for the six months ended May 31, 2010. The cumulative loss of $37,241 is for the period June 26, 2010, to May 31, 2011.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended May 31, 2011. We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13 day of July, 2011.


                              CREENERGY CORPORATION




Date: July 13, 2011                 By: /s/ Shari Sookarookoff
                                        ----------------------

                                    Name: Shari Sookarookoff
                                    Title: President/Chief Executive Officer and
                                           Chief Financial (Accounting) Officer