Form 10-Q
period 2011-08-31
PEPTIDE TECHNOLOGIES, INC.
filed 2011-10-13
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2011

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

    601 Union Street, Two Union Square, 42nd Floor, Seattle, Washington 98101
    -------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).     Yes     No

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

Larger accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).  Yes [ ]      No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of September 30, 2011: 171,000,000 shares of common stock

The Company recognized $nil revenues during the quarter ended August 31, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                              Page
                                                                       ----

         Interim Balance Sheets                                        F-6

         Interim Statements of Loss and Comprehensive Loss             F-7

         Interim Statements of Cash Flows                              F-8

         Interim Statement of Changes in Stockholders' Equity          F-9

         Notes to Interim Financial Statements                      F-10 to F-15

Item 2.  Management's Discussion and Analysis or Plan of Operations    16

Item 3   Quantitative and Qualitative Disclosure about Market Risk     18

Item 4   Controls and Procedures                                       18


PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                             19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   19

Item 3.  Defaults upon Senior Securities - Not Applicable              20

Item 4.  Removed and Reserved                                          20

Item 5.  Other Information                                             20

Item 6.  Exhibits                                                      20

SIGNATURES                                                             21

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                              CREENERGY CORPORATION

                          (A Development Stage Company)




                          INTERIM FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                 AUGUST 31, 2011


Financial Statements
                                                                  Page

         Interim Balance Sheets                                    F-6

         Interim Statements of Loss and Comprehensive Loss         F-7

         Interim Statements of Cash Flows                          F-8

         Interim Statement of Changes in Stockholders' Equity      F-9

         Notes to Interim Financial Statements                     F-10 to F-15

                              CREENERGY CORPORATION
                          (A Development Stage Company)


                          Interim Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                 August 31, 2011



                                      CREENERGY CORPORATION
                                  (A Development Stage Company)

                                     INTERIM BALANCE SHEETS



                                                                                     August 31,          November 30,
                                                                                        2011                 2010
                                                                                    (Unaudited)          (Audited)
 ASSETS

 Current Assets
    Cash and cash equivalents                                                   $         698      $         6,090
    Prepaid expenses                                                                    1,424                  200
                                                                               -----------------------------------------

    Total Current Assets                                                                2,122                6,290

 Intangible Assets and Intellectual Property (Note 6)                                 375,000                    -
                                                                               -----------------------------------------

 TOTAL ASSETS                                                                   $     377,122      $         6,290
 ------------                                                                  =========================================


 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES

 Current Liabilities
     Accounts payable and accrued liabilities (Note 3)                          $      22,046      $        13,133
    Note payable (Note 4)                                                              16,000               16,000
                                                                               -----------------------------------------
    Total Current Liabilities                                                          38,046               29,133
                                                                               -----------------------------------------

 STOCKHOLDERS' EQUITY

 Capital Stock (Note 7)
     Authorized:
         675,000,000  common  shares,  par value $0.001 per share Common  shares issued and outstanding:
          171,000,000 and 96,000,000 at August 31, 2011 and November 30, 2010         171,000               96,000
     Additional paid-in capital                                                       327,202               13,000
     Accumulated other comprehensive income                                                 -                  333
 Accumulated deficit                                                                 (105,837)            (105,837)
 Accumulated deficit during Development Stage                                         (53,289)             (26,339)
                                                                               -----------------------------------------

    Total Stockholders' Equity (Deficiency)                                           339,076              (22,843)
                                                                               -----------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     377,122       $        6,290
 ------------------------------------------                                    =========================================


                The accompanying notes are an integral part of these statements.

                                               F-6


                                      CREENERGY CORPORATION
                                  (A Development Stage Company)

                        INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                           (Unaudited)
                                                                                                                 Cumulative
                                                                                                                Amounts from
                                     For the             For the            For the           For the          re-entering of
                                   three-month         three-month        nine-month         nine-month          development
                                   period ended       period ended       period ended       period ended        stage on June
                                    August 31,         August 31,         August 31,         August 31,          26, 2010 to
                                       2011               2010               2011               2010           August 31, 2011

                                  ----------------------------------------------------------------------------------------------

Expenses
   Office and Administration   $             197   $          1,231   $            764  $           1,356  $              3,044
   Professional fees                      15,851             16,612             26,520             23,865                50,579
                                  ----------------------------------------------------------------------------------------------

                                          16,048             17,843             27,284             25,221                53,623
                                  ----------------------------------------------------------------------------------------------

Net Loss before Other Item              (16,048)           (17,843)           (27,284)           (25,221)              (53,623)
                                  ----------------------------------------------------------------------------------------------

Other Item
   Foreign exchange gain                       -                  -                333                  -                   333

Net loss from Continuing
Operations                              (16,048)           (17,843)           (26,951)           (25,221)              (53,290)
                                  ----------------------------------------------------------------------------------------------

Discontinued Operations
(Note 9)
   Net Profit (loss) from
   discontinued operations                     -               (40)                  -              3,871                     -
                                  ----------------------------------------------------------------------------------------------

Net Loss For The Period                 (16,048)           (17,883)           (26,951)           (21,350)              (53,290)
                                  ==============================================================================================

Other Comprehensive Loss
   Foreign currency
   translation adjustment                      -                  6              (333)                  7                 (333)
                                  ----------------------------------------------------------------------------------------------

Comprehensive Loss For the
Period                         $        (16,048)   $       (17,877)   $       (27,284)  $        (21,343)  $           (53,623)
                                  ==============================================================================================

Loss per share from
continuing operations -
Basic and diluted              $          (0.00)   $         (0.00)   $         (0.00)  $          (0.00)

Loss per share from
discontinued operations -
Basic and diluted              $          (0.00)   $         (0.00)   $         (0.00)  $          (0.00)
                                  ========================================================================

Weighted Average Number of
Shares Outstanding                   102,521,739        216,000,000         98,189,781        141,547,445
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


                                       F-7



                                      CREENERGY CORPORATION
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                                   Cumulative from
                                                                                                    re-entering of
                                               For the nine-month       For the nine-month        development stage
                                                  period ended             period ended          on June 26, 2010 to
                                                August 31, 2011           August 31, 2010          August 31, 2011

Cash Flows used in Operating
     Net loss                           $                 (26,951)  $               (21,350)  $              (53,290)

Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
     Depreciation and amortization                               -                       476                        -
     Prepaid expenses                                      (1,223)                   (1,000)                    1,286
     Accounts payable and accrued
     liabilities                                             8,913                     7,511                   21,297
                                           ---------------------------------------------------------------------------
     Net Cash Used in Operating
     Activities                                           (19,261)                  (14,363)                 (30,707)
                                           ===========================================================================

Cash Flows from Investing Activities
      Purchase of intellectual
      property                                           (375,000)                         -                (375,000)
                                           ---------------------------------------------------------------------------
      Net Cash Used in Investing
      Activities                                         (375,000)                         -                (375,000)
                                           ===========================================================================

Cash Flows From Financing Activities
    Issuance of common shares                              375,000                         -                  375,000
    Increase in note payable                                     -                    16,000                        -
    Contribution by related party                           14,202                         -                   27,202
                                           ---------------------------------------------------------------------------
    Net Cash Provided by Financing
    Activities                                             389,202                    16,000                  402,202
                                           ===========================================================================

Decrease in Cash during the Period                         (5,059)                     1,637                  (3,505)
Effect of Exchange Rate Changes on                           (333)                         7                    (333)

Cash, Beginning of Period                                    6,090                     2,841                    4,536
                                           ---------------------------------------------------------------------------
Cash, End of Period                     $                      698  $                  4,485  $                   698
                                           ===========================================================================

Supplemental Disclosure of Cash Flow
     Cash paid for:
         Interest                       $                        -  $                      -  $                     -
         Income taxes                   $                        -  $                      -  $                     -


                The accompanying notes are an integral part of these statements.

                                               F-8


                                      CREENERGY CORPORATION
                                  (A Development Stage Company)

                     INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  For the Period from November 30, 2008 through August 31, 2011
                                           (Unaudited)

                                               CAPITAL STOCK                                 ACCUMULATED
                               --------------------------------------------
                                                              ADDITIONAL                    DEFICIT DURING    ACCUMULATED
                                                                PAID-IN      ACCUMULATED    DEVELOPMENT     COMPREHENSIVE
                                    SHARES        AMOUNT        CAPITAL        DEFICIT         STAGE        INCOME (LOSS)      TOTAL
                               -----------------------------------------------------------------------------------------------------
                                                                                                                          <C

Balance, November 30, 2008        96,000,000  $    96,000  $         -   $    (98,397)   $         -       $  (129)       $  (2,526)
                               -----------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -            -            -              -              -           441              441
Net loss for the year                      -            -            -         (6,389)             -             -           (6,389)
                               -----------------------------------------------------------------------------------------------------
Balance, November 30, 2009        96,000,000       96,000            -       (104,786)             -           312           (8,474)
                               -----------------------------------------------------------------------------------------------------

Common shares issued - cash
($0.004 per share) (Note 7)      120,000,000      120,000            -       (104,000)             -             -           16,000
Foreign currency translation
Net loss for the period                  -              -            -         (4,116)       (17,234)            -          (21,350)
                               -----------------------------------------------------------------------------------------------------
Balance, August 31, 2010         216,000,000      216,000            -       (212,902)       (17,234)          319          (13,817)
                               -----------------------------------------------------------------------------------------------------

Common shares cancelled         (120,000,000)    (120,000)                    104,000                                       (16,000)
Contribution by related party
(Note 5)                                   -            -       13,000              -              -             -           13,000
Foreign currency translation
adjustment                                 -            -            -              -              -            14               14
Net loss for the period                    -            -            -          3,065         (9,105)            -           (6,040)
                               -----------------------------------------------------------------------------------------------------
Balance, November 30, 2010        96,000,000       96,000       13,000       (105,837)       (26,339)          333          (22,843)
                               -----------------------------------------------------------------------------------------------------

Common shares issued - ($0.05
per share) (Note 7)               75,000,000       75,000      300,000              -              -             -          375,000
Contribution by related party
(Note 5)                                   -            -       14,202              -              -             -           14,202
Foreign currency translation
adjustment                                 -            -            -              -              -          (333)            (333)
Net loss for the period                    -            -            -              -        (26,950)            -          (26,950)
                               -----------------------------------------------------------------------------------------------------
Balance, August 31, 2011         171,000,000  $   171,000  $   327,202   $   (105,837)   $   (53,289)      $     -        $ 339,076
                               =====================================================================================================

                The accompanying notes are an integral part of these statements.

                                               F-9

                              CREENERGY CORPORATION
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 August 31, 2011
                                   (Unaudited)





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

     On August 23, 2011, the Company entered into an asset purchase with William Campbell and Scott McKinley to acquire intangible assets and intellectual property known as the Peptide Technology Platform.

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

d)   Basis of Presentation

     The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has negative working capital at August 31, 2011 and has losses to date of approximately $159,000. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management is actively seeking to add new products and/or services in order to show profitability. In addition, one of the members of the board of directors has agreed to loan funds to the Company if needed.

                             CREENERGY CORPORATION
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     -------------------------------------
                                August 31, 2011
                                  (Unaudited)

     We believe that actions planned and presently being taken to revise its operating and financial requirements will provide the opportunity for the Company to continue as a going concern. The interim financial statements do not include any adjustments that might result from these uncertainties.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2011, the Financial Accounting Standards Boars ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Intangibles - Goodwill and Other" which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its financial statements.

     In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income". This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As ASU 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

     In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011. The Company does not expect the adoption of this update will have a material effect on its financial statements.

     In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements". This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

                             CREENERGY CORPORATION
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     -------------------------------------
                                August 31, 2011
                                  (Unaudited)


3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts  payable  and  accrued   liabilities  are  non-interest   bearing,
     unsecured and have settlement dates within one year.

4.   NOTE PAYABLE

     As of August 31, 2011, the Company had $16,000 note payable to an unrelated party for expenses paid on behalf of the Company. The note payable is unsecured, non-interest bearing, and has no fixed terms of repayment.

5.   RELATED PARTY TRANSACTIONS

     During the nine month period ended August 31, 2011, a director and shareholder of the Company made cash contribution in the amount of $14,202 (August 31, 2010 - $Nil, Cumulative - $27,202).

6.   INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

     On August 23, 2011, the Company entered into an asset purchase with William Campbell and Scott McKinley to acquire intangible assets and intellectual property known as the Peptide Technology Platforms (the "Platforms") in exchange for 75,000,000 common shares of the Company (issued on August 23, 2011) (Note 7).

     The Platforms includes but are not limited to the following:

     o Proteomic research platforms which include proprietary solid phase media side-chain protected peptide array synthesis;

     o    Peptide libraries;

     o    Combination design techniques;

     o    Peptide molecule modifications;

     o A proprietary genetic algorithm that designs peptides for goodness to fit to a target; and

     o Proprietary and patented application platforms, including a viral vector gene therapy and epitode-mapping based vaccine development.

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

                             CREENERGY CORPORATION
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     -------------------------------------
                                August 31, 2011
                                  (Unaudited)

     The total issued and outstanding capital stock is 171,000,000 common shares with a par value of $0.001 per common share. The Company's common stock issuances to date are as follows:

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

     v)   On August  23,  2011,  the  Company  issued  75,000,000  shares of its
          restricted   common  stock  in  exchange  for  intangible  assets  and
          intellectual property (Note 6).

8.   INCOME TAXES

         The Company has losses carry forward for income tax purposes to August 31, 2011. There are no current or deferred tax expenses for the period ended August 31, 2011 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

     The provision for refundable federal income tax consists of the following:


                                                                  For the nine-month period ended
                                                             -------------------------------------------
                                                               August 31, 2011         August 31, 2010
                                                             -------------------------------------------

         Deferred tax asset attributable to
         Current operations                               $            9,550      $         7,473
         Less: Change in valuation allowance                          (9,550)              (7,473)
                                                             -------------------------------------------
         Net refundable amount                            $               -       $          -
                                                             -------------------------------------------

         The  composition  of the Company's  deferred tax asset as at August 31,
         2011 and November 30, 2010 are as follows:
                                                                  August 31,
                                                                     2011             November 30, 2010
                                                                 (Unaudited)              (Audited)
                                                              -------------------------------------------

         Net operation loss carry-forward                 $           143,959               116,675
         Statutory federal income tax rate                                35%                   35%
         Deferred tax assets                                           50,386                40,836
         Less: Valuation allowance                                   (50,386)              (40,836)
                                                              ------------------------------------------
         Net Deferred Tax Assets                          $                 -     $               -
                                                              ------------------------------------------

                             CREENERGY CORPORATION
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     -------------------------------------
                                August 31, 2011
                                  (Unaudited)

     The potential income tax benefit of these losses has been offset by a full valuation allowance.

     As at August 31, 2011, the Company has an unused net operating loss carry forward balance of approximately $143,959 that is available to offset future taxable income. This unused net operation loss carry forward balance for income tax purposes expires as follows:

                                                                           $
     2025                                                              2,680
     2026                                                             14,178
     2027                                                             37,588
     2028                                                             28,450
     2029                                                              6,389
     2030                                                             27,390
     2031                                                             27,284
                                                            --------------------
                                                                     143,959
                                                            --------------------

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

     Management decided on that date to focus on new business development in the form of obtaining leases for the exploration and production of oil and gas in First Nation areas of northern Alberta, Canada. In August 2011 the Company acquired intangible assets and intellectual property known as Peptide Technology Platform.

     During the nine month period ended August 31, 2011 and the nine month period ended August 31, 2010, the Company had $Nil and $6,042 respectively, related to its discontinued operations.


                                                          For the nine month        For the nine month
                                                             period ended              period ended
                                                           August 31, 2011            August 31, 2010

         Revenue                                       $                  -      $               6,042
                                                       -------------------------------------------------

         Expenses
            Depreciation and amortization                                 -                        477
            Office and administration                                     -                      1,694
                                                       -------------------------------------------------
                                                                          -                      2,171
                                                       -------------------------------------------------
         Net Profit from Discontinued Operations       $                  -      $               3,871
                                                       =================================================

10.  CONTINGENCY

     On November 22, 2010, the Company was served with a claim filed by a former director and officer of the Company. The claim alleges that the former director and officer of the Company suffered losses and damages as a result of the failure of the Company in providing him with corporate documents and implementing a change of the board of directors. The Company has retained legal counsel to address the claim. On December 8, 2010, the Company filed

                             CREENERGY CORPORATION
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     -------------------------------------
                                August 31, 2011
                                  (Unaudited)

     a Statement of Defense requesting that the claim be dismissed. In the opinion of management, this claim is without merit and the Company intends to defend this claim vigorously. As a loss is not deemed probable, and as such, no accruals have been made as of August 31, 2011.

11.  COMPARATIVE FIGURES

     Certain comparative figures have been adjusted to conform to the current period's presentation.

12.  SUBSEQUENT EVENTS

     There following events occurred during the period from the nine month period ended August 31, 2011 to the date the interim financial statements are available to be issued on October 11, 2011:

     Professional Services Agreement

     On October 3, 2011, the Company formalized an agreement with a consulting firm for services related to debt and equity capital raising and business development activities. Under this agreement, consulting fees payable will accrue at the rate of $40,000 per month for a term of three years, effective October 1, 2011. Additionally, commissions will be paid on debt or equity funding (i.e., private offerings) generated by the consulting firm, at a rate of ten percent (10%). At the time of the completion of the offering, the costs are charged against the capital raised.

     Change of Directors and Officers

     On October 3, 2011 William Campbell and Scott McKinley were appointed to the Board of Directors. Effective October 3, 2011, Shari Sookarookoff resigned as President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company. Dr. William Campbell, Ph.D. was appointed Chief Scientific Officer, Dr. Scott McKinley, Ph.D. was appointed Chairman and Chief Operating Officer, Deborah Fortescue-Merrin, B.Sc. was appointed as President and Richard Fortescue, was appointed Chief Financial Officer. Ms. Fortescue-Merrin and Mr. Fortescue are siblings.

     On September 9, 2011 the Company adopted a proposal to change the Company's name from Creenergy Corporation to Peptide Technologies, Inc to be effective on or about October 13, 2011.

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q filed on July 14, 2011, our Quarterly Report on Form 10-Q filed on April 14, 2011, and our Annual Report on Form 10-K filed on March 11, 2011.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Discontinued Operations and New Developments

Since inception, the Company's business plan was to develop a membership based website art gallery/auction house specifically focused on displaying and selling original artwork. The Company changed its status from a development stage company to an operating company on November 30, 2009. Management realized that the results of operations from the sale of artwork was lack-luster, and it was decided to change the Company's business focus and plan for other strategic opportunities and discontinued the sale of artwork to be effective June 25, 2010. Effective June 26, 2010, the Company started to focus on a new business development. On July 29, 2010, the Company's name changed from Online Originals, Inc. to Creenergy Corporation. The name change was intended to convey a sense of the Company's new business focus as it looked to pursue other opportunities. Specifically, the Company intended to obtain leases for the exploration and production of oil and gas in northern Canada and the United States. These objectives have not been realized and the Company has abandoned its efforts in this area.

On August 23, 2011, the Company entered into an Asset Purchase Agreement in which the Company, in exchange for 75,000,000 shares of the Company's restricted common stock, will receive all rights and title to proprietary technologies and formulas involving the application of specialty peptides. Having done this, the Company has changed its business focus from obtaining leases for the exploration and production of oil and gas in areas of northern Alberta, Canada, to the manufacturing and distribution of natural peptide solutions to combat the economic burden caused by the zebra and quagga mussels to the hydropower electricity industry.

Principal Products and Services
-------------------------------

The Company intends to develop and provide a sustainable natural solution that addresses the economic burdens caused by the zebra and quagga mussels, without harming other organisms or depleting a segment of the natural food chain.

Change of Directors and Officers

As a result of the changes in our business plan and operations, the following changes in management occurred:

     - On October 3, 2011 Drs. William Campbell and Scott McKinley were appointed to the Board of Directors.

     - Effective October 3, 2011, Shari Sookarookoff resigned as President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company.

     -    Dr. William Campbell, Ph.D. was appointed Chief Scientific Officer.

     - Dr. Scott McKinley, Ph.D. was appointed Chairman and Chief Operating Officer.

     -    Deborah Fortescue-Merrin was appointed as President.

     -    Richard Fortescue was appointed Chief Financial Officer.

Ms. Fortescue-Merrin and Mr. Fortescue are siblings.

On September 9, 2011 the Company adopted a proposal to change the Company's name from Creenergy Corporation to Peptide Technologies, Inc to be effective on or about October 13, 2011.

Material Changes in Financial Condition

At August 31, 2011, our cash balance was $698. In addition, we have prepaid expenses of $1,424. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At August 31, 2011, we had a working capital deficit of $35,924 compared to a working capital deficit of $22,843 at November 30, 2010. At August 31, 2011, our total assets consisted of cash of $698, prepaid expenses of $1,424, and Intangible Asset and Intellectual Property of $375,000. This compares with total assets at November 30, 2010, which consisted of cash of $6,090, and prepaid expenses of $200.

At August 31, 2011, our total current liabilities increased to $38,046 from $29,133 at November 30, 2010. During the three months ended August 31, 2011, accounts payable and accrued liabilities increased by $15,371.

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

Result of Operations

For The Three Months Ended August 31, 2011 Compared To The Three Months Ended August 31, 2010.

We recognized nil revenues from operational sales during the three months ending August 31, 2011.

During the three months ended August 31, 2011, operating expenses were $16,048 compared to $17,843 for the three months ended August 31, 2010. The decrease of $1,795 was due to decrease in our operational activities over the prior period. Operating expenses during the three months ended August 31, 2011, consisted of professional fees of $15,851 and office and administration costs of $197 compared to professional fees of $16,612 and office and administration fees of $1,231 incurred for the three months ended August 31, 2010. We do not expect such decreases to continue as we begin to pursue business opportunities related to the peptide technologies.

We recognized a net loss of $16,048 for the three months ended August 31, 2011, compared to a net loss of $17,883 for the three months ended August 31, 2010.

For the Nine Months Ended August 31, 2011 Compared to the Nine Months Ended August 31, 2010.

We recognized nil revenues from operational sales during the nine months ending August 31, 2011. We do not show any cumulative revenue amounts since re-entering the development stage on June 26, 2010.

During the nine months ended August 31, 2011, operating expenses were $26,951 compared to $25,221 for the nine months ended August 31, 2010. The increase of $1,730 was due to increase in our operational activities over the prior period. Operating expenses during the nine months ended August 31, 2011, consisted of professional fees of $26,520 and office and administration costs of $764 compared to professional fees of $23,865 and office and administration fees of $1,356 incurred for the nine months ended August 31, 2010. We do expect such increases to continue as we begin to pursue business opportunities related to the peptide technologies.

We recognized a net loss of $26,951 for the nine months ended August 31, 2011, compared to a net loss of $21,350 for the nine months ended August 31, 2010. The cumulative net loss of $53,290 is for the period June 26, 2010, to August 31, 2011.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended August 31, 2011. We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

None

Item 6.           Exhibits

(a) Pursuant to Item 601 of Regulation S-K, the following exhibits are included herein.

     Exhibit
     Number          Description

     31.1         Section 302 Certification - President

     31.2         Section 302 Certification - Chief Financial Officer.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  - President.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  - Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of October, 2011.


                              CREENERGY CORPORATION



Date: October 11, 2011              By: /s/ Deborah Fortescue-Merrin
                                        ----------------------------

                                    Name: Deborah Fortescue-Merrin
                                    Title: President



Date: October 11, 2011              By: /s/ Richard Fortescue
                                        ---------------------

                                    Name: Richard Fortescue
                                    Title: Chief Financial Officer