Form 10-K
period 2011-11-30
PEPTIDE TECHNOLOGIES, INC.
filed 2012-02-28
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended November 30, 2011

                                       OR

[  ]                TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                           PEPTIDE TECHNOLOGIES, INC.
                        --------------------------------
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

       Registrant's telephone number, including area code: (206) 388-5498

                              CREEnergy Corporation
                      ------------------------------------
           57113 -2020 Sherwood Drive, Sherwood Park, Alberta T8A 3H9
         (Former name or former address, if changed since last report.)

           Securities registered pursuant to Section 12(b) of the Act:


          Title of each class                       Name of each exchange on which registered
----------------------------------------    -----------------------------------------------------------

Common Stock, par value $0.001 per share                              OTCBB


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No|X|

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act. Yes [ ] No|X|

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes |X|    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No|X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer [  ]                         Smaller reporting company [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).    Yes [ ]    No [X]


Number of shares issued and outstanding of the registrant's class of common stock as of February 28, 2012: 141,043,000 shares of common stock.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $0.00, based on the average bid and ask as of February 28, 2012.

The Company recognized nil revenues for its most recent fiscal year


                                        TABLE OF CONTENTS


                                                                                                           Page


PART I
Item 1.  Description of Business                                                                             4
Item 1A.  Risk Factors                                                                                       9
Item 1B.  Unresolved Staff Comments                                                                         12
Item 2.  Description of Property                                                                            12
Item 3.  Legal Proceedings                                                                                  12
Item 4.  Mine Safety Disclosure                                                                             12

PART II
Item 5.  Market For  Common Equity and Related Stockholder Matters                                          13
Item 6.  Selected Financial Data                                                                            14
Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of Operation               14
Item 7A.  Quantitative and Qualitative Disclosures of Market Risk                                           17
Item 8.  Financial Statements and Supplementary Data                                                        18
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure               35
Item 9A.  Controls and Procedures                                                                           35
Item 9B.  Other Information                                                                                 36

PART III
Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of    36
Item 11. Executive Compensation                                                                             38
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters     38
Item 13. Certain Relationships and Related Transactions and Director Independence                           39
Item 14. Principal Accountant Fees and Services                                                             40

PART IV
Item 15. Exhibits and Financial Statement Schedules                                                         40
Signatures                                                                                                  41

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Peptide Technologies, Inc. ("Peptide" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, achieve a listing on the over the counter bulletin board, raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

We incorporated as Online Originals, Inc. on November 18, 2005 in the State of Nevada. We changed our name to CREEnergy Corporation on July 29, 2010. Effective on October 12, 2011, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada to change its name to Peptide Technologies, Inc. Our principal executive offices are located at 601 Union Street, Two Union Square, 42nd Floor, Seattle, Washington 98101. Our telephone number is (206) 388-5498. Our fiscal year end is November 30th.

On August 24, 2011, the Company's majority shareholder approved the following corporate actions:

(a) To Amend the Articles of Incorporation to change the Company's name to PEPTIDE TECHNOLOGIES, INC.: and,

(b) To authorize an Asset Purchase Agreement to acquire intangible assets and intellectual property known as the Peptide Technology Platform. In exchange for such assets, the Company issued 75,000,000 shares of its restricted common stock to the owners of the Peptide Technology Platform.

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

On July 29, 2010, the Company's name changed from Online Originals, Inc. to CREEnergy Corporation. The name change was intended to convey a sense of the Company's new business focus as it looked to pursue other opportunities. Specifically, the Company intended to obtain leases for the exploration and production of oil and gas in northern Canada and the United States. The Company was unable to identified any prospects or enter into any leases or agreements.

On August 23, 2011, the Company entered into an Asset Purchase Agreement to acquire intangible assets and the intellectual property known as the Peptide Technology Platform. The Peptide Technology Platform includes the technology platforms for developing a variety of drug candidates and biological solutions for existing problems caused by mussels in the environment. Effective October

12, 2011, the Company changed its name to Peptide Technologies, Inc. in order to better convey a sense of the Company's new business focus.

An December 14, 2011, Peptide Technologies, Inc. agreed to amend the Asset Purchase Agreement dated August 23, 2011. As a result of the amendment 30,000,000 restricted common shares of the Company were returned to treasury in exchange for payment of half of one percent of all gross monies received by the company from revenue produced from products derived from the use of all the formulae listed in the Assets Purchase Agreement. In addition a monthly stipend of CDN $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the amended agreement.

Business of Issuer

Peptide Technologies, Inc. is a development stage company that is engaged in the development and manufacture of environmentally safe peptide-based products used to combat the rapidly growing problems caused by the quagga and zebra mussel infestation in U.S. and Canadian waters. The Company specializes in the development of peptide formulas which may be added to a specific coating product and applied to substrates, creating a surface which is uninhabitable by the quagga and zebra mussels. The advantages of our peptide formulas are (1) they are 100% safe to humans; (2) they will not kill the mussels which are now an integral part of the food chain, the disruption of which would be an environmental unknown; and (3) they are organic and eco-environmentally friendly.

Background
The zebra mussel (Dreissena polymorpha) and its cousin, the quagga mussel (Dreissena rostriformis bugensis), are small bivalve mollusks with two matching half shells, having an average life span of 3 to 5 years. Zebra mussels are native to the Black, Caspian, and Azov Seas, dating back to 1769. By the late 18th and early 19th centuries, zebra mussels had spread to most all major drainages of Europe because of widespread construction of canal systems. They first appeared in Great Britain in 1824, where they are now well established. Since then, zebra mussels have expanded their range into Denmark, Sweden, Finland, Ireland, Italy, and the rest of Western Europe. Zebra mussels were first discovered in North America in 1988 in the Great Lakes. The first account of an established population came from Canadian waters of Lake St. Clair, a water body connecting Lake Huron and Lake Erie. By 1990, zebra mussels had been found in all the Great Lakes. The following year, zebra mussels escaped the Great Lakes basin and found their way into the Illinois and Hudson rivers. The Illinois River was the key to their introduction into the Mississippi River drainage which covers over 1.2 million square miles. Since its introduction, the zebra mussel has spread to 23 states in America and two Canadian provinces.

The quagga mussel is indigenous to the Dneiper River drainage of Ukraine and Ponto-Caspian Sea. It was discovered in the Bug River in 1890 by Andrusov, who named the species in 1897. The quagga mussel was first sighted in the Great Lakes in September 1989, when one was found near Port Colborne, Lake Erie, though the recognition of the quagga type as a distinct species was not until 1991. In August 1991, a mussel with a different genotype was found in a random zebra mussel sample from the Erie Canal near Palmyra, New York, and after confirmation that this mussel was not a variety of Dreissena polymorpha, the new species was named "quagga mussel" after the "quagga", an extinct African relative of the zebra. The first sighting of quagga mussels outside the Great Lakes basin was made in the Mississippi River between St. Louis, Missouri and Alton, Illinois in 1995. In January 2007, populations of quagga mussels were discovered in Lake Mead near Boulder City, Nevada, and in Lake Havasu and Lake Mohave on the California/Arizona border.

The quagga mussel is a prolific breeder, possibly contributing to its spread and abundance. Dreissena are dioecious (either male or female) with external fertilization. A fully mature female mussel is capable of producing up to one million eggs per year. After fertilization, pelagic microscopic larvae, or veligers, develop within a few days and these veligers soon acquire minute bivalve shells. Free-swimming veligers drift with the currents for three to four weeks feeding by their hair-like cilia while trying to locate suitable substrata to settle and secure byssal threads. Zebra and quagga mussels accumulate organic pollutants within their tissues to levels more than 300,000 times greater than concentrations in the environment and these pollutants are found in their pseudofeces, which can be passed up the food chain, therefore increasing wildlife exposure to organic pollutants (Snyder et al., 1997). Another major threat involves the fouling of native freshwater mussels. Since quaggas were discovered in Lake Michigan in 1998, plankton rings formed by the passage of storms have been eaten away by the quagga mussels, threatening the local ecosystem.

Numerous pipelines, filter screens, hydroelectric turbines and pumping stations, irrigation tunnels, canals and aqueducts are becoming clogged with quagga and zebra mussels, and this proliferation and dispersion of mussel populations threatens to impact reclamation operations and multiple dams across North America, resulting in the interruption of hydropower and water delivery at significant economic costs. Of particular concern is the blockage of water lines designed to cool the hydropower turbines at dams like Hoover.

The quagga mussels, which grow to about 1.5 inches, are clogging water lines that are used to cool the 17 massive hydropower turbines at Hoover Dam and have already forced dam operators to temporarily shut down turbines that supply electricity to 1.6 million people in southern Nevada, Arizona and California.

The mussels have caused similar problems at the downstream Davis Dam in Lake Mohave and Parker Dam in Lake Havasu, both of which provide electricity for thousands of people in Arizona and California. The mussels have also threatened to clog water intake lines in Lake Mead operated by the Southern Nevada Water System that supply water to more than 2 million people in the Las Vegas area.

What took decades to unfold in the Great Lakes has played out in a matter of months in Lake Mead. Quaggas can lay eggs six or seven times a year in the warmer water, compared with once or twice a year in the Great Lakes.

If you drained Lake Mead above Hoover Dam, says National Park Service biologist Bryan Moore, it would reveal that brown canyon walls that were mussel-free just two years ago are now black with quaggas at densities of up to 55,000 per square meter. The Bureau of Reclamation, which operates the Hoover, Davis and Parker dams, has employed divers with high-pressure water hoses to blow mussels out of pipelines and filter gates, and the agency retains the option of using chlorine treatments on the mussels if necessary. But those treatments are expensive, temporary and, in the case of chlorine, can have negative environmental effects.

Colonization of the Columbia River Basin (CRB)in the Pacific Northwest by zebra and quagga mussel could affect all submerged components and conduits of the Federal Columbia River Power System (FCRPS) including trash racks, raw water distribution systems (headers), turbine bearing cooling systems, diffuser plates, service and fire-water systems, and fish passage facilities.

Despite the uncertainty about zebra and quagga mussel tolerance to water velocity, irregularities such as cracks and crevices and scaling in older pipes and flanges can provide lower velocity refugia where zebra and quagga mussel settlement can occur. The attached mussels, in turn, then produce additional low flow refuges, allowing colonization in otherwise inhospitable flow environments. Settlement can also occur when water flow is reduced during generation down-time as conditions become more conducive to attachment.

Zebra and quagga mussel densities within the CRB could vary widely depending on water chemistry, food availability, and breeding population. After their initial introduction, zebra mussel populations can rapidly increase by orders of magnitude, and then similarly decrease. Under ideal conditions in the Laurentian Great Lakes zebra mussel densities reach 700,000 - 800,000 per square meter (Kovalak et al, 1993). In the lower Mississippi River, where the zebra mussel has been introduced, densities of 400,000 per square meter have been reported (Kraft, 1995). The Mississippi has an ideal environment for zebra and quagga mussels, in part because food resources are abundant (Kraft, 1995). While Columbia River water quality parameters are favorable to zebra and quagga mussel colonization (Athearn 1999), the Columbia River's lower plankton densities in comparison to the Mississippi or Great Lakes, may limit zebra and quagga mussel population densities.

Densities of zebra and quagga mussels in the Pacific Northwest will determine the severity of impacts on hydropower, navigation, and fish passage facilities. Zebra mussel densities in powerhouses will depend on the configuration of the water systems and water conduit materials. The potential economic impacts of zebra and quagga mussels on hydropower generation facilities in the Columbia River will be determined by a number of factors including density, growth rate, and maintenance costs. While density and growth are affected by environmental factors as noted above, maintenance costs will also be driven by the difficulty in accessing fouled areas, the methods available for removal and control, and the amount of time available for maintenance activities. They prefer to cling to flat, stainless steel structures where water flows less than 6 feet per second. The muscles infestation sets in and begins to clog hydroelectric power cooling pipes and other hardware in the dams' operations with quagga colonies. Not only do they pose a threat to the cooling pipe system for hydroelectric turbines, but also to the network that supplies domestic water for workers and visitors at the dams.

Economic Impacts:
o Hydroelectric Dams and Nuclear Power Plants
There are more than 85,000 dams in the United States alone, of which approximately 11% are federally owned and operated. The major concern is the blockage of water lines designed to cool the hydropower turbines at dams like Hoover. This problem has already caused a "significant increase in the frequency of high temperature alarms in cooling systems, requiring shutdowns" so that the mussels could be removed.

Quagga
The quagga mussels, which grow to about 1.5 inches, are clogging water lines that are used to cool the 17 massive hydropower turbines at Hoover Dam and have already forced dam operators to temporarily shut down turbines that supply electricity to 1.6 million people in southern Nevada, Arizona and California.

The mussels have caused similar problems at the downstream Davis Dam in Lake Mohave and Parker Dam in Lake Havasu, both of which provide electricity for thousands of people in Arizona and California. The mussels have also threatened to clog water intake lines in Lake Mead operated by the Southern Nevada Water System that supply water to more than 2 million people in the Las Vegas area.

Maintenance costs will also be driven by the difficulty in accessing fouled areas, the methods available for removal and control, and the amount of time available for maintenance activities. It has been estimated that hundreds of millions of dollars is spent annually to combat the mussel infestation at hydroelectric dams alone, and it is expected that this amount will increase exponentially once the infestation has spread to the West.

Virtually any submerged area with a moderate flow rate that draws water from an infested water source is vulnerable to colonization. This is especially true of areas that offer protection to small mussels, such as crevices or seams. Intake screens, for example, are common settlement areas and are often coated with clumps or druses of mussels. The presence of dislodged shells in the discharge of a facility's raw well or forbay is a common first indicator of the presence of zebra mussels in the raw water main. Facilities may also experience a noticeable decrease in head pressure. Most facilities have numerous components subject to severe biofouling,

o Shipping Industry
The shipping industry worldwide spends huge amounts every year combating the effects of "fouling". Every year or two, ocean going vessels must dry-dock in order to undergo extensive work over two or more weeks to remove barnacles that have attached to the hull. Prior to dry-docking, ships gradually undergo rapid increases in additional fuel costs due to increased drag from fouling. The mechanism involved in fouling occurs in a series of three steps. Within one week, the hull surface is coated with a slimy deposit. Following this, various micro-organisms (bacteria) attach. Barnacles attach to this slimy/bacterial coating and become attached to the ship's hull using a biocement generated by a series of three proteins that undergo a conformational change, within the organism. This cement is one of, if not the strongest cement known to date of anything produced naturally.

The current antifouling paint applied to ship hulls contains toxic chemicals and heavy metals. However, as the international shipping community has been issuing legislation prohibiting the use of these environmentally hazardous substances - the need for alternatives is pressing.

o Recreational Boating Industry
In contrast, Lake Mead Marina predicts the costs to the West's recreational boating industry alone will be immense in the coming few years. Mussels are smothering everything under the waterline at marinas, making simple maintenance on boats and floating docks expensive and time consuming, not to mention dangerous due to the razor-sharp shells being plucked from the water.

The United States Park Service, which figures the mussels have been in Lake Mead since 2005, is trying to protect the rest of the West's waters by requiring boats that have been docked in a slip to be decontaminated with jets of scalding water before departing Lake Mead. A killer hot wash costs about $40 for a small boat and up to $200 for a houseboat.

o Ecological Damage
The infestation of zebra and quagga mussels are wreaking havoc on the native species indigenous to the waterways they inhabit. These mussels attach to other mussel species and crustaceans making it almost impossible for them to eat and survive. While the zebra and quagga do have predator enemies, there are not enough to consume the rapidly growing infestation.

This is more than an ecological concern. The federal government plans to spend over a billion dollars in the coming years to help these species recover, and zebra and quagga mussels have a history of ravaging native species in the waters they invade. In Lake Michigan, for example, prey fish numbers are less than 10% of what they were before the invasive mussels arrived.

Zebra mussels are also believed to be the source of deadly avian botulism poisoning that has killed tens of thousands of birds in the Great Lakes since the late 1990s.

Zebra and quagga mussels accumulate organic pollutants within their tissues to levels more than 300,000 times greater than concentrations in the environment and these pollutants are found in their pseudofeces, which can be passed up the food chain, therefore increasing wildlife exposure to organic pollutants.

Another major threat involves the fouling of native freshwater mussels. Since quaggas were discovered in Lake Michigan in 1998, plankton rings formed by the passage of storms have been eaten away by the quagga mussels, threatening the local ecosystem.

Other zebra and quagga mussel infested  applications include:

     o    Drinking water treatment facilities

     o    Fish hatcheries and aquaculture facilities

     o    Golf courses

     o    Impoundments and reservoirs

     o    Institutions (hospitals, colleges, etc.)

     o    National scenic river ways

     o    Navigation locks

     o    Public agencies

     o    farm irrigation water

Our Advantages

We believe that our proprietary technology provide advantages over potential competitors to meet their objectives.

Proprietary Technology:

We intend to manufacture a product based on proprietary technology that took over ten years to develop.

Our approach allows us to construct and test a targeted peptide in weeks as opposed to the present vaccine development that can take longer than a year to make and test. We have reconstructed the peptides in such a way that enzymes do not recognize them and therefore will not destroy them. As a result, our targeted peptides will have the opportunity to perform the objective they were designed to fulfill. Additionally, peptides based on structures of the naturally occurring barnacle cement proteins are non-toxic, and once sloughed off into seawater, peptides would be eaten as totally non-toxic food by marine organisms.

The Company has developed proprietary innovative peptide proteomic technologies involving the use of peptides to create a solution that would effectively prevent zebra and quagga muscles from attaching to equipment, water intake pipes, and even boat hulls to colonize in massive numbers. The Company uses computer algorithms to generate peptides capable of interacting with biologically significant protein targets. When fully developed, Peptide Technologies' peptide solution will slow the rate of zebra and quagga mussel fouling as well as to eliminate the harm to water users and marine life through the use of safe, environmentally-friendly natural peptides. While the production of an underwater adhesive that mimics the properties of mussels has been an ongoing field of research, Peptide Technologies is focused on proteins that comprise the glue that affixes the byssal threads of the zebra and quagga mussels to hard surfaces.

We have two designs that we are launching for use by the shipping and boating industry based upon our technology:

     o The first was the design of specific peptide inhibitors of a bacteria that attaches to a ship's hull, which could be incorporated into paint used to coat the hull following defouling in dry-dock. The peptides would prevent attachment of the bacteria and subsequent attachment of the barnacles. Furthermore, any release of the peptides into the ocean as the paint wears off, would not pose any environmental threat since peptides are biodegradable natural proteins.

     o The second approach was the design of peptide inhibitors that will prevent folding of the proteins in barnacles that generate the powerful cement that "glue" them to the ship's hull. Both of the above approaches offered the shipping industry a solution to an age old problem costing literally billions of dollars in lost time at sea (dry-dock scraping of barnacles and painting) and significantly reduced fuel costs by preventing any increase in drag.

Governmental Regulations

To date, the Company has not acquired any specific properties, and because of the wide range of activities in which Peptide may participate, it is impossible to set forth in detail the potential impact federal, state, provincial and territorial regulations may have on the Company.

Research and Development Activities and Costs

We have not incurred any costs to date relating to research and development and have no plans to undertake any research and development activities within the next twelve months.

Facilities and Properties

We do not own our own facilities and are presently renting an identity office in Seattle, Washington.

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


ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The  Company  has a lack of  revenue  history  and has had a limited  history of
--------------------------------------------------------------------------------
operations.
----------

Peptide was formed on November 18, 2005 for the purpose of engaging in any lawful business and had adopted a plan to engage the sale of art work over the internet. The Company had minimal revenues. On July 29, 2010 the Company's name changed from Online Originals, Inc. to CREEnergy Corporation. The name change was intended to convey a sense of the Company's new business focus as it looks to pursue other opportunities. Specifically, the Company intended to obtain leases for the exploration and production of oil and gas in northern Alberta, Canada. The Company was unable to identified any prospects or enter into any leases or agreements.

On August 23, 2011, the Company entered into an Asset Purchase to acquire intangible assets and intellectual property known as the Peptide Technology Platform. The Peptide Technology Platform includes the technology platforms for developing a variety of drug candidates and biological solutions for existing problems in humans, animals and the environment. Effective October 12, 2011, the Company changed its name to Peptide Technologies, Inc. in order to better convey a sense of the Company's new business focus. At the date of this Annual Report on Form 10-K, the Company is not profitable. Peptide must be regarded as a start up venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

Peptide  can give no  assurance of  success or  profitability  to the  Company's
--------------------------------------------------------------------------------
investors.
---------

There is no assurance that Peptide will ever operate profitably. There is no assurance that the Company will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

The  Company  will  need   additional   financing  for   which  Peptide  has  no
--------------------------------------------------------------------------------
commitments, and this may jeopardize execution of the Company's business plan.
------------------------------------------------------------------------------

The Company's capital needs consist primarily of expenses related to expenses incurred with maintaining its reporting status and could exceed $50,000 in the next twelve months. Such funds are not currently committed, and Peptide's cash as of the date of this Annual Report on Form 10K of approximately $5,000.

Peptide has limited funds, and such funds may not be adequate to carry out the business plan. The Company's ultimate success depends upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, Peptide's operations will be limited to those that can be financed with its modest capital.

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

Peptide is not diversified and it is dependent on only one business.
--------------------------------------------------------------------

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. Peptide's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within the industry and therefore increase the risks associated with the Company's operations due to lack of diversification.

The  Company  may in the future  issue more  shares  which could cause a loss of
--------------------------------------------------------------------------------
control by its present management and current stockholders.
-----------------------------------------------------------

Peptide may issue further shares as consideration for the cash or assets or services out of its authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of the Company. The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace the Company's management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of Peptide by its current shareholders, which could present significant risks to investors.

Peptide  will depend upon management but it will have limited  participation  of
--------------------------------------------------------------------------------
management.
-----------

The Company currently has four individuals who are serving as its officers and directors for up to a maximum total of ten hours per week each on a part-time basis. The Company will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to Peptide, to implement the Company's business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to Peptide's business results in a delay in progress toward implementing the Company's business plan.

Peptide does not know of any reason other than outside business interests that would prevent them from devoting full-time to its Company, when the business may demand such full-time participation.

The departure of our key personnel  could  compromise our ability to execute our
--------------------------------------------------------------------------------
strategic plan and may result in additional severance costs to us.
------------------------------------------------------------------

Our success largely depends on the skills, experience and efforts of our key personnel. The loss of these persons, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

We  will  need  to  recruit  and  retain  additional   qualified   personnel  to
--------------------------------------------------------------------------------
successfully grow our business.
-------------------------------

Our future success will depend in part on our ability to attract and retain qualified operations, marketing and sales personnel as well as engineers. Inability to attract and retain such personnel could adversely affect the growth of our business. We expect to face competition in the recruitment of qualified personnel, and we can provide no assurance that we will attract or retain such personnel.

Risks Related to our Stock:

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability
--------------------------------------------------------------------------------
of our securities.
------------------

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

Our  officers  and  directors  collectively  own a  substantial  portion  of our
--------------------------------------------------------------------------------
outstanding  common  stock,  and as long as they do, they may be able to control
--------------------------------------------------------------------------------
the outcome of stockholder voting.
----------------------------------

Our officers and directors are collectively the beneficial owners of approximately 44% of the outstanding shares of our common stock. As long as our officers and directors collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

We may seek to raise  additional  funds or develop  strategic  relationships  by
--------------------------------------------------------------------------------
issuing capital stock.
----------------------

We have financed our operations, and we expect to continue to finance our operations and develop strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce or dilute the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline.

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of the bankruptcy laws.

The Company will pay no foreseeable dividends in the future.
------------------------------------------------------------

The Company has not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.


ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own our own facilities and are presently renting an identity office in Seattle, Washington.

(a)       Real Estate                         None.
(b)       Title to properties.                None.
(c)       Oil and Gas Prospects.              None.
(d)       Patents                             None


ITEM 3.  LEGAL PROCEEDINGS

On November 22, 2010, the Company was served with a claim filed by a former director and officer of the Company. The claim, filed in the Court of Queen's Bench of Alberta, alleges that the former director and officer of the Company suffered losses and damages as a result of the failure of the Company in providing him with corporate documents and implementing a change of the board of directors. The Company has retained legal counsel to address the claim. On December 8, 2010, the Company filed a Statement of Defense requesting that the claim be dismissed. In the opinion of management, this claim is without merit and the Company intends to defend this claim vigorously.

Other than the above, preceding the Company is not a party to any other pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.

ITEM 4.  MINE SAFETY DISCLOSURE

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our Common Stock is presently traded on the over-the-counter market on the OTCBB. On August 7, 2008, we began trading on the over the counter bulletin board under the symbol "OLOI".

Effective on October 12, 2011, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada to change its name from CREEnergy, Corporation to Peptide Technologies, Inc.

As a result of the change, the Company's trading symbol, on the Over The Counter Market BBboard was changed to "PEPT". During the period of August 7, 2008 through November 30, 2011, our shares have not traded.


(b)  Holders

As of January 31, 2012, there were approximately forty-eight (48) holders of record of our common stock.

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

(d)  Securities authorized for issuance under equity compensation plans

None.

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended November 30, 2011 and 2010, the Company made the following sales and issuances of its unregistered securities.

On May 21, 2010, 120,000,000 shares of the Company's restricted common stock, valued at $16,000, were issued to a former director and officer of the Company. On October 29, 2010, the 120,000,000 restricted common shares of the Company previously issued to a former director and officer of the Company were returned to treasury for no consideration. The shares were cancelled on November 2, 2010.

On August 23, 2011, the Company issued a total of 75,000,000 shares of its restricted common stock in exchange for intangible assets and intellectual property referred to as the Peptide Technology Platforms. 15,000,000 of these shares were issued for Finders/Founders fees and services.

During the three-month period from September to November 2011, the Company raised $23,000 through the sale of 23,000 shares common stock via subscription agreements sold to six investors, based on a stock price of $1.00 per share.

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

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 675,000,000 shares of Common Stock, $0.001 par value. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken Voting rights are non-cumulative. Common stockholders are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of our Company, common stockholders are entitled to receive the net assets of our Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable. To the extent that additional common shares are issued, the relative interest of existing stockholders will likely be diluted.

At present, we are not authorized to issue any series or shares of preferred stock.

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6.  SELECTED FINANCIAL DATA

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary and Forward-Looking Statements
-----------------------------------------

In  addition  to  statements  of  historical   fact,  this  Form  10-K  contains
forward-looking statements. The presentation of future aspects of Peptide Technologies, Inc. (the "Company" or "Issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K.

Our registered public accounting firm's audit report on our consolidated financial statements as of November 30, 2011, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below.

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

On July 29, 2010 the Company's name changed from Online Originals, Inc. to CREEnergy Corporation. The name change was intended to convey a sense of the Company's new business focus as it looks to pursue other opportunities. Specifically, the Company intended to obtain leases for the exploration and production of oil and gas in northern Alberta, Canada and the United States. The Company was unable to identified any prospects or enter into any leases or agreements. On August 23, 2011, the Company entered into an Asset Purchase to acquire intangible assets and intellectual property known as the Peptide Technology Platform. The Peptide Technology Platform includes the technology platforms for developing a variety of drug candidates and biological solutions for existing mussel problems in the environment. Effective October 12, 2011, the Company changed its name to Peptide Technologies, Inc. in order to better convey a sense of the Company's new business focus.

Peptide Technologies, Inc. is a development stage company that is engaged in the development and manufacture of safe "green" peptide-based products used to combat the rapidly growing problems caused by the quagga and zebra mussel infestation in U.S. and Canadian waters.

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

We believe we do not have sufficient cash resources to satisfy our needs through the end of February 2012. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

At November 30, 2011, we had a working capital deficit of $122,340 compared to working capital deficit of $22,843 at November 30, 2010. At November 30, 2011, our total assets consisted of cash of $1,656 prepaid expenses of $127, and intangible assets and intellectual property of $75,000. This compares with our total assets at November 30, 2010, which consisted of cash of $6,090 and prepaid expenses of $200.

At November 30, 2011, our total current liabilities, consisting of accounts payable of $129,848, accrued liabilities of $9,062, and note payable of $60,213, increased to $199,123 from $29,133 consisting of accounts payable of $6,241, accrued liabilities of $6,892 and note payable of $16,000 at November 30, 2010.

Result of Operations - New Developments

We recognized $nil revenues from discontinued operations during the fiscal year ending November 30, 2011 compared to $6,042 in revenues from discontinued operations during the fiscal year ending November 30, 2010. We have not received any revenue since our inception of the New Developments which began June 26, 2010. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

During the year ended November 30, 2011, we incurred expenses of $212,029 compared to expenses of $31,460 for the year ended November 30, 2010. During the year ended November 30, 2010, $1,972 of the $31,460 in expenses were applicable to the discontinued operations. The principal component of losses in 2011 were consulting expense of $105,975, professional fees of $42,755 and supplies of $59,130 as well as office and administration of $4,169 compared with the principal component losses in 2010 being professional fees of $28,562, office and administration expenses of $2,898. During the year ended November 30, 2011, expenses incurred by the Company increased significantly. These increased costs were due to restructuring the Company to developing the new focus and direction for the Company which resulted in an increase in professional fees of $14,193, consulting expenses of $105,975 and the cost to purchase supplies for testing of the peptide proteomic technologies.

During the year ended November 30, 2011 and the year ended November 30, 2010, the Company had $nil and $6,042 in revenue, respectively, related to its discontinued operations. During the year ended November 30, 2011 and the year ended November 30, 2010, the Company had $nil and $1,972 in expenses, respectively, related to its discontinued operations. This resulted in profits from discontinued operations of $nil for the year ended November 30, 2011 compared to profits of $4,070 for the year ended November 30, 2010.

The net loss for the year ended November 30, 2011 was $212,146 compared to a net loss of $27,390 for the year ended November 30, 2010. From inception to November 30, 2011, we have incurred a net loss of $344,322.

As of February 15, 2012, our net cash balance is approximately $5,000. In addition, we have prepaid expenses of $1,425. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

Revenues and expenses are translated at the average daily rate for the period covering the financial statement year to approximate the rate of exchange on the transaction date. Exchange gains and losses are included in the determination of net income (loss) for the year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and U.S. Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. We do not believe that we are subject to any seasonal trends. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-19 of this Form 10-K.

                           PEPTIDE TECHNOLOGIES, INC.

                        (formerly CREEnergy Corporation)

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                November 30, 2011


                                                                       Page
Reports of Independent Registered Public Accounting Firm               F-20

Financial Statements:

         Balance Sheets                                                F-22

         Statements of Loss and Comprehensive Loss                     F-23

         Statements of Cash Flows                                      F-24

         Statement of Changes in Stockholders' (Deficiency)            F-25

         Notes to Financial Statements                             F-26 to F-34

JAMES STAFFORD

                                                James Stafford, Inc.
                                                Chartered Accountants
                                                Suite 350 - 1111 Melville Street
                                                Vancouver, British Columbia
                                                Canada V6E 3V6
                                                Telephone +1 604 669 0711
                                                Facsimile +1 604 669 0754
                                                www.JamesStafford.ca


Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Peptide Technologies, Inc. (formerly CREENERGY Corporation)
(A Development Stage Company)

We have audited the balance sheets of Peptide Technologies, Inc. (formerly CREENERGY Corporation) (A Development Stage Company) (the "Company") as of 30 November 2011 and 2010 and the related statements of loss and comprehensive loss, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended 30 November 2009 were audited by other auditors whose report dated 4 March 2010, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 November 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                                    /s/ James Stafford
Vancouver, Canada                                   Chartered Accountants

13 February 2012, except for Note 11, as to which the date is 28 February 2012

                           PEPTIDE TECHNOLOGIES, INC.
                        (formerly CREEnergy Corporation)
                          (A Development Stage Company)


                              Financial Statements
                           (Expressed in U.S. Dollars)
                                November 30, 2011



                                   PEPTIDE TECHNOLOGIES, INC.
                                (formerly CREEnergy Corporation)
                                  (A Development Stage Company)

                                         BALANCE SHEETS
                                         --------------

                                                                                November 30,          November 30,
                                                                                    2011                  2010
ASSETS
------

Current Assets
--------------
   Cash                                                                    $              1,656 $              6,090
   Prepaid expense                                                                          127                  200
                                                                          ------------------------------------------

   Total Current Assets                                                                   1,783                6,290

Intangible Assets and Intellectual Property (Note 3)                                     75,000                    -
                                                                          ------------------------------------------

TOTAL ASSETS                                                               $             76,783 $              6,290
------------
                                                                          ==========================================

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

LIABILITIES

Current Liabilities
-------------------
   Accounts payable and accrued liabilities (Note 4)                       $            138,910 $             13,133
   Notes payable (Note 5)                                                                60,213               16,000
                                                                          ------------------------------------------

   Total Current Liabilities                                                            199,123               29,133
                                                                          ------------------------------------------

STOCKHOLDERS' (DEFICIENCY)
--------------------------

Capital Stock (Note 7)
--------------
    Authorized:
        675,000,000 common shares, par value $0.001 per share
    Common shares issued and outstanding:
        November 30, 2011 - 171,023,000
        November 30, 2010 - 96,000,000                                                  171,023               96,000
    Additional paid-in capital                                                           50,265               13,000
    Accumulated other comprehensive income                                                  694                  333
Accumulated deficit                                                                   (105,837)            (105,837)
Accumulated deficit during development stage                                          (238,485)             (26,339)
                                                                          ------------------------------------------
                                                                                      (122,340)             (22,843)
                                                                          ------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEICIENCY)                            $             76,783 $              6,290
-----------------------------------------------
                                                                          ==========================================



        The accompanying notes are an integral part of these statements


                                   PEPTIDE TECHNOLOGIES, INC.
                                (formerly CREEnergy Corporation)
                                  (A Development Stage Company)

                            STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                            -----------------------------------------

                                                                                                         Cumulative from
                                                                                                          re-entering of
                                                                                                           development
                                                                                                            stage on
                                                Year Ended         Year Ended         Year Ended          June 26, 2010
                                                 November           November          November            to November 30,
                                                 30, 2011           30, 2010          30, 2009                  2011
                                           --------------------------------------------------------------------------------

Revenue                                    $             -     $            -     $           -      $                   -
                                           --------------------------------------------------------------------------------

Expenses
     Consulting                                    105,975                  -                                      105,975
     Office and administration                       4,169              2,898               602                      6,449
     Professional fees                              42,755             28,562            15,733                     66,814
     Supplies and materials                         59,130                  -                 -                     59,130
                                           --------------------------------------------------------------------------------
                                                   212,029             31,460            16,335                    238,368
                                           --------------------------------------------------------------------------------

Net Loss before Other Items                      (212,029)           (31,460)          (16,335)                  (238,368)
                                           --------------------------------------------------------------------------------

Other Item
     Interest expense (Note 5)                       (117)                  -                 -                      (117)
                                           --------------------------------------------------------------------------------
                                                     (117)                  -                 -                      (117)
                                           --------------------------------------------------------------------------------

Net Loss from Continuing Operations              (212,146)           (31,460)          (16,335)                  (238,485)
                                           --------------------------------------------------------------------------------

Discontinued Operations (Note 9)
     Net profit from discontinued
     operations                                          -              4,070             9,946                          -
                                           --------------------------------------------------------------------------------

Net Operating Loss                         $     (212,146)     $     (27,390)     $       (6,389)    $           (238,485)
                                           ================================================================================

Other Comprehensive Income
     Foreign currency translation
     adjustment                                        361                 21               441                        361
                                           --------------------------------------------------------------------------------

                                           ================================================================================
Comprehensive Loss for The Period          $     (211,785)     $     (27,369)     $     (5,948)                  (238,124)
                                           ================================================================================

Loss per share from continuing
operations - Basic and diluted             $        (0.00)     $       (0.00)            (0.00)

Earnings per share from discontinued
operations - Basic and diluted             $         0.00      $        0.00      $       0.00
                                           ================================================================================

Weighted Average Number Of Shares
Outstanding                                    116,344,800        150,246,576        96,000,000
                                           ================================================================================



                The accompanying notes are an integral part of these statements



                                   PEPTIDE TECHNOLOGIES, INC.
                                (formerly CREEnergy Corporation)
                                  (A Development Stage Company)

                                    STATEMENTS OF CASH FLOWS
                                    ------------------------

                                                                                                              Cumulative from
                                                                                                              re-entering of
                                                                                                             development stage
                                                       Year ended       Year ended        Year ended         on June 26, 2010
                                                        November         November        November 30,         to November 30,
                                                        30, 2011         30, 2010            2009                  2011
                                                 -------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss                                    $       (212,146)  $      (27,390)  $         (6,389)   $            (238,485)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
     Depreciation and amortization                               -              476              3,066                        -
     Prepaid expenses                                           73             (91)               (16)                    2,583
     Accounts payable and accrued liabilities              125,777            1,233                835                  138,160
                                                 -------------------------------------------------------------------------------
     Cash Used in Operating Activities                    (86,296)         (25,772)            (2,504)                 (97,742)
                                                 ===============================================================================

Cash Flows From Financing Activities
    Issuance of common shares                               23,000                -                  -                   23,000
    Increase in notes payable                               44,213           16,000                  -                   44,213
    Contribution by related party                           14,288           13,000                  -                   27,288
                                                 -------------------------------------------------------------------------------
    Net Cash Provided by Financing Activities
                                                            81,501           29,000                  -                   94,501
                                                 ===============================================================================

Increase (Decrease) in Cash during the Period
                                                           (4,795)            3,228            (2,504)                  (3,241)

Effect of Exchange Rate Changes on Cash                        361               21                441                      361

Cash, Beginning Of Period                                    6,090            2,841              4,904                    4,536
                                                 -------------------------------------------------------------------------------

Cash, End Of Period                              $           1,656  $         6,090  $           2,841   $                1,656
                                                 ===============================================================================

Supplemental Disclosure Of Cash Flow
Information
     Cash paid for:
         Interest                                $               -  $             -  $               -   $                    -
         Income taxes                            $               -  $             -  $               -   $                    -
                                                 ===============================================================================






                The accompanying notes are an integral part of these statements.


                                           PEPTIDE TECHNOLOGIES, INC.
                                        (formerly CREEnergy Corporation)
                                          (A Development Stage Company)

                                STATEMENT OF CHANGES IN STOCKHOLDERS'(DEFICIENCY)
                                -------------------------------------------------

                         For the Period from November 30, 2009 through November 30, 2011


                                          CAPITAL STOCK
                              ----------------------------------------

                                                           ADDITIONAL                     ACCUMULATED
                                                            PAID-IN                         DURING        ACCUMULATED
                                                                         ACCUMULATED      DEVELOPMENT     COMPREHENSIVE
                             SHARES           AMOUNT        CAPITAL        DEFICIT           STAGE        INCOME (LOSS)       TOTAL
                          ---------------------------------------------------------------------------------------------------------

Balance, 30
November 2009                 96,000,000  $     96,000  $        -     $    (104,786)   $           -  $          312   $   (8,474)
                          ---------------------------------------------------------------------------------------------------------

Common shares issued
for cash (Note 7)            120,000,000       120,000           -          (104,000)               -               -        16,000
Common shares
cancelled                  (120,000,000)     (120,000)           -            104,000               -               -      (16,000)
Contribution by related
party (Note 6)                         -             -      13,000                  -               -               -       13,000
Foreign currency
translation
adjustment                             -             -           -                  -               -              21            21
Net loss for the year                  -             -           -            (1,051)        (26,339)               -      (27,390)
                          ---------------------------------------------------------------------------------------------------------

Balance, 30 November 2010     96,000,000        96,000      13,000          (105,837)        (26,339)             333      (22,843)
                          ---------------------------------------------------------------------------------------------------------

Common shares issued for
property (Note 3 and 7)       75,000,000        75,000                              -               -               -        75,000
Common shares issued for
cash (Note 7)                     23,000            23      22,977                  -               -               -        23,000
Contribution by related
party (Note 6)                         -             -      14,288                  -               -               -        14,288
Foreign currency transla-
tion adjustment                        -             -          -                   -               -             361           361
Net loss for the year
ended November 30, 2011                -             -          -                   -       (212,146)               -     (212,146)
                          ---------------------------------------------------------------------------------------------------------

Balance, 30 November 2011    171,023,000    $  171,023  $  350,265     $    (105,837)   $   (238,485)  $          694   $ (122,340)
                          =========================================================================================================








                The accompanying notes are an integral part of these statements

                           PEPTIDE TECHNOLOGIES, INC.
                        (formerly CREEnergy Corporation)
                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                November 30, 2011



1.    NATURE AND CONTINUENCE OF OPERATIONS

     a)   Organization

              PEPTIDE TECHNOLOGIES, INC. (formerly CREEnergy Corporation) (the "Company") was incorporated in the State of Nevada, United States of America, on November 18, 2005. On July 29, 2010, the Company's name was changed from Online Originals, Inc. to CREENERGY Corporation. Effective October 12, 2011, the Company's name was changed from CREEnergy Corporation to Peptide Technologies, Inc. The Company's year-end is November 30.

     b)   Nature of Operations and Change in Business

              Since the date of inception on November 18, 2005, the Company's business plan was to develop a membership-based website art gallery/auction house specifically focused on displaying and selling original artwork.

              The Company changed its status from a development stage company to an operating company on November 30, 2009. Management realized that the results of operations from the sale of artwork lacks luster and decided to change the Company's business focus and plan for other strategic opportunities and discontinued the sale of artwork with effect from June 25, 2010. Accordingly, the Company has disclosed these activities as discontinued operations in the accompanying financial statements. Effective June 26, 2010 the Company became a development stage company focusing on new business.

     c)   Basis of Presentation

              The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S."), which contemplates continuation of the Company as a going concern. However, the Company has negative working capital at November 30, 2011 and has losses to date of approximately $344,000. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management is actively seeking to add new products and/or services in order to show profitability. To date, due to the continued economic conditions, they have not yet been able to find products and services that would contribute to their business. We believe that actions planned and presently being taken to revise its operating and financial requirements will provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.


2.   SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial

                           PEPTIDE TECHNOLOGIES, INC.
                        (formerly CREEnergy Corporation)
                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                November 30, 2011

         statements and notes are representations of management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the U.S. and have been consistently applied in the preparation of the financial statements. The financial statements are stated in U.S. dollars.

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

     e)   Basic and Diluted Earnings (Loss) per Share

              In accordance with ASC 260, "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares

                           PEPTIDE TECHNOLOGIES, INC.
                        (formerly CREEnergy Corporation)
                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                November 30, 2011

              had been issued and if the additional common shares were dilutive. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. At November 30, 2011, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     f)   Estimated Fair Value of Financial Instruments

              The carrying value of the Company's financial instruments, consisting of cash, accounts payable, and notes payable approximate their fair value due to the short-term maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or currency risks arising from these financial statements.

              Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At November 30, 2011, approximately $1,656 of cash or cash equivalents was not insured by agencies of the U.S. Government.

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

              Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average daily rate prevailing during the period. Exchange gains and losses are included in the determination of net income (loss) for the year.

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

                           PEPTIDE TECHNOLOGIES, INC.
                        (formerly CREEnergy Corporation)
                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                November 30, 2011

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

     l)   Recent Accounting Pronouncements

              In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-12, "Comprehensive Income". This update amends certain pending paragraphs in ASU No. 2011-05 "Presentation of Comprehensive Income", to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

              In September 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other" which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its financial statements.

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

                           PEPTIDE TECHNOLOGIES, INC.
                        (formerly CREEnergy Corporation)
                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                November 30, 2011

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

     m)   Other

              The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.


3.       INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

         On August 23, 2011, the Company entered into an agreement (the "Asset Purchase Agreement") with unrelated parties that subsequently became directors of the Company to acquire intangible assets and intellectual property known as the Peptide Technology Platforms (the "Platforms") in exchange for 75,000,000 common shares of the Company (issued on August 23, 2011) (Notes 7 and 11).

         The Platforms includes but are not limited to the following:

          i. Proteomic research platforms which include proprietary solid phase media side-chain protected peptide array synthesis;
          ii.  Peptide libraries;
          iii. Combination design techniques;
          iv.  Peptide molecule modifications;
          v. A proprietary genetic algorithm that designs peptides for goodness to fit to a target; and
          vi. Proprietary and patented application platforms, including a viral vector gene therapy and epitode-mapping based vaccine development.

                           PEPTIDE TECHNOLOGIES, INC.
                        (formerly CREEnergy Corporation)
                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                November 30, 2011

4.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.


5.       NOTES PAYABLE
                                                                                November 30,           November 30,
                                                                                    2011                   2010
        During the year ended 30 November 2010, Fotoview Inc.
        ("Fotoview") issued a loan of $16,000 to a former director of the
        Company to purchase 4,000,000 restricted common shares of the
        Company. Upon the director's resignation, the 4,000,000 common shares were cancelled and the Company assumed the loan payable to Fotoview. The loan is unsecured, bears no interest, and has
        no fixed terms of repayment.                                           $        16,000   $            16,000

        On 21 September  2011, PSI Services  ("PSI") issued a loan of $500 to the Company. The loan is unsecured, bears no interest, and has
        no fixed terms of reparment.                                                       500                     -

        On 13 November 2011, PSI Services ("PSI") issued a loan of $43,596 to the Company. The loan is unsecured and bears interest at a rate of 6% per annum. The loan payable to PSI as at 30 November 2011 consists of principal and accrued interest of $43,596 (2010 - $Nil)
        and $117 (2010 - $Nil), respectively.                                           43,713                     -
                                                                              ------------------     -----------------

                                                                              $          60,213   $            16,000
                                                                              ------------------     -----------------


6.       RELATED PARTY TRANSACTIONS

         During the year ended November 30, 2011, a director and shareholder of the Company made cash contribution in the amount of $14,288, (2010 - $13,000).


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

                           PEPTIDE TECHNOLOGIES, INC.
                        (formerly CREEnergy Corporation)
                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                November 30, 2011

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

         The total issued and outstanding capital stock is 171,023,000 common shares with a par value of $0.001 per common share. The Company's common stock issuances to date are as follows:

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

          v) On August 23, 2011, 75,000,000 shares of its restricted common stock, valued at $75,000, were issued in exchange for intangible assets and intellectual property (Note 3).

          vi) During October and November 2011, 23,000 shares of the Company's common stock were issued for cash proceeds of $23,000.


8.       INCOME TAXES

         The Company is subject to foreign and domestic income taxes. The Company has had no income, and therefore has paid no income tax.

         Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The NOL carry forwards expire in various years through 2031. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

                           PEPTIDE TECHNOLOGIES, INC.
                        (formerly CREEnergy Corporation)
                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                November 30, 2011

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


             Period Ending      Estimated               Estimated                  Change in  Effect of
                                    NOL       NOL      Tax Benefit   Valuation    Valuation  change in   Net Tax
                              Carry-forward Expires     from NOL      Allowance    Allowance   tax rate   Benefit

           November 30, 2010      116,675     2030       40,836       (40,836)        (18,515)   (8,929)      -
           November 30, 2011      238,821      2031      115,087      (115,087)       (74,251)         -      -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:


                                                                               2011                   2010

             Income tax benefit at statutory rate resulting from
             net operating loss carry forward                                  (35%)                 (35%)
             Deferred income tax valuation allowance                            35%                   35%
                                                                       ----------------------    ---------------
             Actual tax rate                                                    0%                     0%
                                                                       ======================    ===============


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

         During the years ended November 30, 2011 and 2010, the Company had revenue related to its discontinued operations in the amount of $Nil, and $6,042 respectively.


                                                           Year ended            Year ended
                                                        November 30, 2011    November 30, 2010

         Revenue                                     $              -   $                   6,042

         Expenses
            Depreciation and amortization                           -                         477
            Office and administration                               -                       1,495
                                                     ------------------- ------------------------
                                                                    -                       1,972
                                                     ------------------- ------------------------

         Net Profit from Discontinued Operations
                                                     $              -   $                   4,070
                                                     ===========================================


10.      CONTINGENCY

         On November 22, 2010, the Company was served with a claim filed by a former director and officer of the Company. The claim alleges that the former director and officer of the Company suffered losses and damages as a result of the failure of the Company in providing him with corporate documents and implementing a change of the board of

                           PEPTIDE TECHNOLOGIES, INC.
                        (formerly CREEnergy Corporation)
                             (A Development Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                November 30, 2011

         directors. The Company has retained legal counsel to address the claim. On December 8, 2010, the Company filed a Statement of Defense requesting that the claim be dismissed. In the opinion of management, this claim is without merit and the Company intends to defend this claim vigorously. As a loss is not deemed probable, no accruals have been made as of November 30, 2011.


11.      SUBSEQUENT EVENTS

         The following reportable events occurred during the year ended 30 November 2011 to the date the financial statements were available to be issued on February 28, 2012.

         On December 14, 2011, Peptide Technologies, Inc. agreed to amend the Asset Purchase Agreement dated August 23, 2011 (Note 3). As a result of the amendment 30,000,000 restricted common shares of the Company were returned to treasury in exchange for payment of half of one percent of all gross monies received by the company from revenue produced from products derived from the use of all the formulae listed in the Assets Purchase Agreement. In addition a monthly stipend of CDN $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the amended agreement.

         During January 2012, 20,000 shares of the Company's common stock were issued for cash proceeds of $20,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 9, 2011 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Our management, with the participation of the President and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on that evaluation, our management concluded that, as of November 30 2011, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency:

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

Changes in Internal Control over Financial Reporting
----------------------------------------------------

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


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company, as of the date of this filing:

     Name                          Age      Offices Held

     Scott McKinley                57       Director, Chairman of the Board, COO
     William Campbell              70       Chief Scientific Officer
     Deborah Fortescue-Merrin      55       President
     Richard Fortescue             58       Secretary, Treasurer, CFO

During the year ended November 30,2011, we had the following changes in management:

     o Effective October 3, 2011, Dr. Scott McKinley, Ph.D. was appointed as Chairman of the Board of Directors and Chief Operating Officer of the Company.

     o Effective October 3, 2011, Dr. William Campbell, Ph.D. was appointed as Chief Scientific Officer and a Director of the Company. On December 14, 2011, Dr. Campbell resigned as a director of the Company.

     o Effective October 3, 2011, Ms. Deborah Fortescue-Merrin, was appointed as the President of the Company and Mr. Richard Fortescue, brother of Ms. Deborah Fortescue-Merrin, was appointed as Secretary/Treasurer and Chief Financial Officer for the Company.

     o September 12, 2008, Ruth Saunders was appointed a Director of the Company and resigned August 24, 2011.

     o October 29, 2010, Shari Sookarookoff was re-appointed President and Chief Executive Officer of the Company. On October 3, 2011, Shari Sookarookoff resigned as President Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company. On November 8, 2011, Shari Sookarookoff resigned as a director of the Company.


Deborah Fortescue-Merrin, 55, President

Ms. Deborah Fortescue-Merrin, B.Sc. (Biology/Human Genetics) from the University of British Columbia, 1977, has been a director and officer of numerous publicly traded companies over the past 15 years. She completed the IDA Registered Representative Securities Course in 1981, and was an investment advisor for twelve years, ultimately working in the area of corporate finance, specializing in special situations concerning medical issues. Ms. Fortescue-Merrin also delivered the daily C.M. Oliver market reports on CHQM radio in Vancouver from 1982-1984. She has lectured at a number of international anti-aging medicine congresses on the topic of Mandelic Acid in Dermatology. She has been the President, C.E.O., and director of North American Medical Services Inc., (NMI.V
- TSX-V), NuCelle Inc. (wholly owned subsidiary of NMI), since 2001, and Creator Capital Limited (CTORF-OTCBB) since 1999.

Richard Fortescue, 58, Chief Financial Officer

Mr. Richard Fortescue, B.Comm. graduated from the University of British Columbia in 1976. He has been the C.F.O. of North American Medical Services Inc. (NMI.V - TSX-V), NuCelle Inc. (wholly owned subsidiary of NMI), since 2009, and Director of Administrative Affairs for Creator Capital Limited (CTORF-OTCBB) since 2001.

Dr. Scott McKinley, B.Sc., M.Sc., Ph.D., 57, Chairman of the Board of Directors, Chief Operating Officer

Dr. McKinley received his Ph.D. from the University of Waterloo, 1993. He has mentored and supervised the research of graduate students and postdoctoral fellows. He has also been the recipient of two Research Chairs: a) Natural Sciences and Engineering Research Council ("NSERC") /Industrial Research Chair and b) Canada Research Chair (Tier 1). Dr. McKinley holds a number of directorships including the Vancouver Aquarium, Centre for Aquaculture and Environmental Research (a partnership between UBC and Department of Fisheries and Oceans ["DFO"]), and Pacific Ocean Shelf Tracking ("POST"). Dr. McKinley was recently appointed to be a member of the High Level Expert Forum on how to feed the world population in 2050, sponsored by the Food and Agriculture Organization of the United Nations.

Since 2001 Dr. McKinley is been Professor of Animal Science at University of British Columbia. He has over 30 years of experience in the field of ecology, animal physiology and biochemistry. He has conducted his research across Canada and Europe in fresh and marine waters. He has held a senior Canada Research Chair and an Industrial and Natural Sciences and Engineering Chair and has author two patents. He has served as Chair of the Technical Board of Experts for the Great Lakes Fishery Commission, Research committee for the Pacific Ocean Shelf Tracking (POST) study, and a member of the Board of Directors for POST and the Vancouver Aquarium. He is presently Director of the West Vancouver Marine Laboratory.

Dr. William Campbell, Ph.D., B.Sc., M.Sc., Ph.D., 70, Chief Scientific Officer

Dr. Campbell served as a director of the Company from October 3, 2011, through December 14, 2011.

Dr. Campbell completed his B.Sc. in Chemistry at Concordia University (1962) and obtained his PhD in Microbiology and Immunology from the University of Montreal
(1971). Dr. Campbell has over 35 year of experience in the field of protein chemistry in Canada and Japan. He was senior researcher at the Choju Institute in Toyohashi, Japan, and Associate Professor at Nagoya City University in Japan from 1987 through 2002. He was scientific editor of the journal of Microbiology and Immunology. Dr. Campbell has also been the visiting scientist at the Kinsmen Laboratory of Neurological Research at the University of British Columbia. Since 2007 he has run Biomime Solutions, a consulting company based in Richmond, BC, and does contract work with University of British Columbia and several biotech companies. He is Chairman of the Board of Directors at Kinexus Bioinformatics in Vancouver, since 2007.

Family Relationships

Ms. Deborah Fortescue-Merrin, the President of the Company and Mr. Richard Fortescue, Secretary/Treasurer and Chief Financial Officer for the Company are brother and sister.

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

Corporate Governance; Audit Committee Financial Expert

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board of Directors currently does not have an independent audit committee. Our Board of Directors currently has only two (2) independent members, and thus, does not have the ability to create a proper independent audit committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of November 30, 2011 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of November 30, 2011, there were 171,023,000 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of November 30, 2011 by each of the individual directors and executive officers and by all directors and executive officers as a group.


==========================================================================================================
   Title of                                                              Amount and Nature of   Percent of
    Class       Name and Address of Beneficial Owner                      Beneficial Ownership     Class1
----------------------------------------------------------------------------------------------------------
Common          Scott McKinley - Director                                     30,000,000           17.54%
                4160 Marine Drive
                West Vancouver, British Columbia
                V7V 1N6
----------------------------------------------------------------------------------------------------------
Common          William Campbell                                              30,000,000           17.54%
                Suite 108, 4600 Westwater Drive
                Richmond, British Columbia
                V73 6S2
----------------------------------------------------------------------------------------------------------
Common          Deborah E. Fortescue-Merrin - President                       7,500,000            4.385%
                PO Box Box 280, 584 Willies Way,
                Bowen Island, BC
                Canada, V0N 1G0
----------------------------------------------------------------------------------------------------------
Common          Richard E. Fortescue - Secretary / Treasurer                  7,500,000            4.385%
                Suite 401, 2890 Point Grey Road
                Vancouver, British Columbia
                V6K 1A9
----------------------------------------------------------------------------------------------------------
Common          Shari Sookarookoff                                            75,000,000           43.85%
                328 Twin Brooks Dr NW
                Edmonton AB, Canada, T6J 6S5
----------------------------------------------------------------------------------------------------------
Common          Directors and officers as a group (4 individuals)             75,000,000           43.85%
==========================================================================================================

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d) (1). Based on 171,023,000 shares of common stock issued and outstanding.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE

Ms. Deborah Fortescue-Merrin, the President of the Company and Mr. Richard Fortescue, Secretary/Treasurer and Chief Financial Officer for the Company are brother and sister.

In accordance with the Asset Purchase Agreement dated August 23, 2011, the Company issued a total of 75,000,000 shares of its restricted common stock in exchange for intangible assets and intellectual property referred to as the Peptide Technology Platforms. 60,000,000 of these restricted shares were issued equally; 30,000,000 shares to William Campbell and 30,000,000 shares to Scott McKinley. The balance of 15,000,000 restricted shares were issued equally; 7,500,000 shares to Deborah Fortescue-Merrin and 7,500,000 shares to Richard Fortescu.

Also, on December 14, 2011, Peptide Technologies, Inc. agreed to amend the Asset Purchase Agreement dated August 23, 2011. As a result of the amendment 30,000,000 restricted common shares of the Company issued to William Campbell were returned to treasury in exchange for payment of half of one percent of all gross monies received by the company from revenue produced from products derived from the use of all the formulae listed in the Assets Purchase Agreement. In addition a monthly stipend of CDN $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the amended agreement.

Director Independence

For our description of director independence, see "Director Independence" under the section entitled "Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act" above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditors James Stafford Inc. for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10Q during the fiscal year ended November 30, 2011 and 2010 were $12,652 and $nil, respectively. The aggregate fees billed by our auditors, Schumacher & Associates, for professional services rendered for the audit of our annual financial statements, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years ended November 30, 2011 and 2010, were $1,000 and $11,000 respectively.

Audit Related Fees.

We incurred nil fees to auditors for audit related fees during the fiscal year ended November 30, 2011 and 2010.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended November 30, 2011 and 2010.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended November 30, 2011 and 2010.

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

         Exhibit Index

     3.1          Articles of Incorporation (1)
     3.2          Amendment to the Articles of Incorporation*
     3.3          Bylaws (1)
     10.1         Asset Purchase Agreement, dated August 23, 2011(2)
     10.2         Amendment to the Asset Purchase Agreement, dated December 14,
                  2011 (3)
     31.1         Section 302 Certification - President *
     31.2         Section 302 Certification - Chief Financial Officer. *
     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President. *
     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.*

* Filed herewith.

(1) Incorporated by reference to our SB-2 Registration Statement, file number 333-133347, filed on April 18, 2006.
(2) Incorporated by reference from our Current Report on Form 8-K, filed on September 28, 2011.
(3) Incorporated by reference from our Current Report on Form 8-K, filed on December 23, 2011.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2012.


                           PEPTIDE TECHNOLOGIES, INC.



Date: February 28, 2012          By: /s/ Deborah Fortescue-Merrin
                                     -------------------------------------
                                 Name: Deborah Fortescue-Merrin
                                 Title: President & Principal Executive Officer

Date: February 28, 2012          By: /s/ Richard Fortescue
                                     -------------------------------------

                                 Name: Richard Fortescue
                                 Title: Chief Financial Officer & Principal
                                        Accounting Officer

Date: February 28, 2012          By: /s/ Scott McKinely
                                     --------------------------------------
                                 Name: Scott McKinely
                                 Title:  Director, Chairman of the Board