Form 10-Q
period 2012-02-29
PEPTIDE TECHNOLOGIES, INC.
filed 2012-04-16
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2012

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                           PEPTIDE TECHNOLOGIES, INC.
                          ----------------------------
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

Larger accelerated filer [_]                               Accelerated filer [_]
Non-accelerated filer [_]                          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]    No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of April 11, 2012: 141,043,000 shares of common stock

The Company recognized $nil revenues during the quarter ended February 29, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                               Page
                                                                        ----
         Interim Balance Sheets                                          F-6

         Interim Statements of Loss and Comprehensive Loss               F-7

         Interim Statements of Cash Flows                                F-8

         Interim Statement of Changes in Stockholders' Deficiency        F-9

         Notes to Interim Financial Statements                      F-10 to F-14

Item 2.  Management's Discussion and Analysis or Plan of Operations      15

Item 3.  Quantitative and Qualitative Disclosure about Market Risk       20

Item 4.  Controls and Procedures                                         20


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               21

Item 1A. Risk Factors - Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     21

Item 3.  Defaults upon Senior Securities - Not Applicable                21

Item 4.  Mine Safety Disclosures - Not Applicable                        21

Item 5.  Other Information                                               21

Item 6.  Exhibits                                                        21

SIGNATURES                                                               22

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                           PEPTIDE TECHNOLOGIES, INC.

                          (A Development Stage Company)




                          INTERIM FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                FEBRUARY 29, 2012


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

    Interim Statements of Loss and Comprehensive Loss                F-7

    Interim Statements of Cash Flows                                 F-8

    Interim Statement of Changes in Stockholders' Deficiency         F-9

    Notes to Interim Financial Statements                         F-10 to F-14

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)


                          Interim Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                February 29, 2012



                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                             INTERIM BALANCE SHEETS
                             ----------------------


                                                                             February 29,        November 30,
                                                                                 2012                2011
                                                                             (Unaudited)          (Audited)
ASSETS
------

Current Assets
   Cash and cash equivalents                                             $       6,444      $          1656
   Prepaid expenses                                                                178                  127
                                                                        --------------------------------------

   Total Current Assets                                                          6,622                1,783

Intangible assets and intellectual property (Note 6)                            45,000               75,000
                                                                        --------------------------------------

TOTAL ASSETS                                                             $      51,622      $        76,783
------------
                                                                        =========================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
------------------------------------------

LIABILITIES
-----------

Current Liabilities
    Accounts payable and accrued liabilities (Note 3)                    $     266,664      $       138,910
   Note payable (Note 4)                                                        62,436               60,213
                                                                        --------------------------------------

   Total Current Liabilities                                                   329,100              199,123
                                                                        --------------------------------------

STOCKHOLDERS' (DEFICIENCY)
-------------------------

Capital Stock (Note 7)
    Authorized:
        675,000,000 common shares, par value $0.001 per share
    Common shares issued and outstanding:
        141,043,000 and 171,023,000 at February 29, 2012 and November
        30, 2011, respectively                                                 141,043              171,023
    Additional paid-in capital                                                  70,245               50,265
    Accumulated other comprehensive income                                           -                  694
Accumulated deficit                                                           (105,837)            (105,837)
Accumulated deficit during development stage                                  (382,929)            (238,485)
                                                                        --------------------------------------

   Total Stockholders' Deficiency                                             (277,478)            (122,340)
                                                                        --------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $      51,622       $       76,783
------------------------------------------------
                                                                        =========================================

                The accompanying notes are an integral part of these statements.


                                   PEPTIDE TECHNOLOGIES, INC.
                                  (A Development Stage Company)

                        INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                        -------------------------------------------------
                                           (Unaudited)

                                                 For the            For the             Cumulative Amounts
                                               three-month        three-month          from re-entering of
                                              period ended       period ended           development stage
                                              February 29,       February 28,          on June 26, 2010 to
                                                  2012               2011               February 29, 2012

                                              --------------------------------------------------------------

Expenses
   Consulting                                 $     120,000   $              -      $               225,975
   Office and administration                            947                394                        7,396
   Professional fees                                 21,989              8,991                       88,803
   Supplies and materials                                 -                  -                       59,130
                                              --------------------------------------------------------------

                                                    142,936              9,385                      381,304
                                              --------------------------------------------------------------

Net Loss before Other Item                        (142,936)            (9,385)                    (381,304)
                                              --------------------------------------------------------------

Other Item
   Foreign exchange gain (loss)                       (837)                333                        (837)
   Interest expense (Note 4)                          (671)                  -                        (788)
                                              --------------------------------------------------------------

Net Loss For The Period                           (144,444)            (9,052)                    (382,929)
                                              ==============================================================

Other Comprehensive Loss
   Foreign currency translation
   adjustment                                         (694)              (333)                        (333)
                                              --------------------------------------------------------------

Comprehensive Loss For the Period              $  (145,138)   $        (9,385)      $             (383,262)
                                              ==============================================================

Loss per share from continuing
operations - Basic and diluted                 $     (0.00)   $         (0.00)

Loss per share from discontinued
operations - Basic and diluted                 $     (0.00)   $         (0.00)
                                              ====================================

Weighted Average Number of Shares
Outstanding                                     147,956,517         96,000,000
                                              ====================================

                The accompanying notes are an integral part of these statements.



                                   PEPTIDE TECHNOLOGIES, INC.
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                  For the                 Cumulative from
                                              For the           three-month               re-entering of
                                            three-month         period ended           development stage on
                                           period ended         February 28,             June 26, 2010 to
                                         February 29, 2012          2011                 February 29, 2012

Cash Flows used in Operating
     Net loss                         $          (144,444)  $         (9,052)       $              (382,929)

Adjustments for non-cash items:
     Accrued interest                                  671                  -                            788
     Foreign exchange loss                           1,552                  -                          1,552
Changes in operating assets and liabilities
     Prepaid expenses                                 (51)                  -                          2,532
     Accounts payable and accrued
     liabilities                                   127,754              5,334                        265,914
                                      -----------------------------------------------------------------------
     Net Cash Used in Operating
     Activities                                   (14,518)            (3,718)                      (112,143)
                                      =======================================================================

Cash Flows From Financing Activities
    Issuance of common shares                       20,000                  -                         43,000
    Increase in note payable                             -                  -                         44,096
    Contribution by related party                        -                  -                         27,288
                                      -----------------------------------------------------------------------
    Net Cash Provided by Financing
    Activities                                      20,000                  -                        114,384
                                      =======================================================================

Decrease in Cash during the Period                   5,482            (3,718)                          2,241
Effect of Exchange Rate Changes on
Cash                                                 (694)              (333)                          (333)

Cash, Beginning of Period                            1,656              6,090                          4,536
                                      -----------------------------------------------------------------------
Cash, End of Period                   $              6,444  $           2,039       $                  6,444
                                      =======================================================================

Supplemental Disclosure of Cash
Flow Information
     Cash paid for:
         Interest                     $                  -  $               -       $                      -
         Income taxes                 $                  -  $               -       $                      -



        The accompanying notes are an integral part of these statements.



                                           PEPTIDE TECHNOLOGIES, INC.
                                          (A Development Stage Company)

                             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             ------------------------------------------------------
                         For the Period from November 30, 2009 through February 29, 2012
                                                   (Unaudited)

                                             CAPITAL STOCK                              ACCUMULATED
                               -------------------------------------------
                                                              ADDITIONAL               DEFICIT DURING     ACCUMULATED
                                                                PAID-IN   ACCUMULATED   DEVELOPMENT      COMPREHENSIVE
                                    SHARES         AMOUNT       CAPITAL     DEFICIT        STAGE         INCOME (LOSS)        TOTAL
                               -----------------------------------------------------------------------------------------------------

Balance, November 30, 2009        96,000,000  $     96,000   $          -  $ (104,786)  $         -     $      312      $    (8,474)
Common shares issued - cash
($0.004 per share)(Note 7)      120,000,000)       120,000              -    (104,000)            -              -            16,000
Common shares cancelled        (120,000,000)     (120,000)                     104,000                                      (16,000)
Contribution by related party
(Note 5)                                   -             -         13,000           -             -              -            13,000
Foreign currency translation
adjustment                                 -             -              -           -             -             21                21
Net loss for the period                    -             -              -      (1,051)      (26,339)             -          (27,390)
                               -----------------------------------------------------------------------------------------------------
Balance, November 30, 2010        96,000,000        96,000         13,000    (105,837)      (26,339)           333          (22,843)
                               -----------------------------------------------------------------------------------------------------

Common shares issued for
property (Note 6 and 7)           75,000,000        75,000              -           -             -              -            75,000
Common shares issued for
cash (Note 7)                         23,000            23         22,977           -             -              -            23,000
Contribution by related party
(Note 5)                                   -             -         14,288           -             -              -            14,288
Foreign currency translation
adjustment                                 -             -              -           -             -             361              361
Net loss for the period                    -             -              -           -      (212,146)             -         (212,146)
                               -----------------------------------------------------------------------------------------------------
Balance November 30, 2011        171,023,000       171,023         50,265    (105,837)     (238,485)            694        (122,340)
                               -----------------------------------------------------------------------------------------------------

Common shares cancelled for
property (Note 6 and 7)         (30,000,000)      (30,000)              -           -             -              -          (30,000)
Common shares issued for cash
(Note 7)                              20,000            20         19,980           -             -              -            20,000
Foreign currency translation
adjustment                                 -             -              -           -             -           (694)            (694)
Net loss for the period                    -             -              -           -      (144,444)             -         (144,444)
                               -----------------------------------------------------------------------------------------------------
Balance, February 29, 2012       141,043,000   $   141,043  $      70,245 $  (105,837) $   (382,929)     $       -     $   (277,478)
====================================================================================================================================

                        The accompanying notes are an integral part of these statements.

                                                       F-9

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                February 29, 2012
                                   (Unaudited)



      1. NATURE AND CONTINUANCE OF OPERATIONS

     a)   Organization

          PEPTIDE TECHNOLOGIES, INC. (the "Company") was incorporated in the State of Nevada, United States of America, on November 18, 2005. On July 29, 2010, the Company's name was changed from Online Originals, Inc. to CREEnergy Corporation. Effective October 12, 2011, the
          Company's name was changed from CREEnergy Corporation to Peptide Technologies, Inc. The Company's yearend is November 30.

     b)   Nature of Operations and Change in Business

          Since the date of inception on November 18, 2005, the Company's business plan was to develop a membership-based website art gallery/auction house specifically focused on displaying and selling original artwork.

          The Company changed its status from a development stage company to an operating company on November 30, 2009. Management realized that the results of operations from the sale of artwork lacks luster and decided to change the Company's business focus and plan for other strategic opportunities and discontinued the sale of artwork with effect from June 25, 2010. Effective June 26, 2010, the Company became a development stage company focusing on new business.

     c)   Unaudited Statements

          While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited November 30, 2011 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements for the year ended November 30, 2011, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

          The information as of November 30, 2011 is taken from the audited financial statements as of that date.

     d)   Basis of Presentation

          The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has negative working capital at February 29, 2012 and has losses to date of approximately $489,000. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying interim balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management is actively seeking to add new products and/or services in order to show profitability. To date, due to the continued economic

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                February 29, 2012
                                   (Unaudited)

          conditions, they have not yet been able to find products and services that would contribute to their business. We believe that actions planned and presently being taken to revise its operating and financial requirements will provide the opportunity for the Company to continue as a going concern. The interim financial statements do not include any adjustments that might result from these uncertainties.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-12, "Comprehensive Income". This update amends certain pending paragraphs in ASU No. 2011-05 "Presentation of Comprehensive Income", to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

          In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other" which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its financial statements.

          In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

          In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement" to amend the accounting and disclosure requirements on fair value measurements. This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this update will have a material effect on its financial statements.

          In  January  2010,  the  FASB  issued  ASU  No.  2010-06,   "Improving
          Disclosures about Fair Value Measurements". This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                February 29, 2012
                                   (Unaudited)

          enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2011. The Company does not expect that the adoption of this update will have a material effect on its financial statements.

3.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.       NOTE PAYABLE


                                                                                February 29,           November 30,
                                                                                    2012                   2011
                                                                                                        (Audited)

       During the year ended November 30, 2010, Fotoview Inc.
       ("Fotoview") issued a loan of $16,000 to a former director of the Company to purchase 120,000,000 restricted common
       shares of the Company. Upon the director's resignation, the
       120,000,00 common shares were cancelled and the Company
       assumed the loan payable to Fotoview. The loan is unsecured,
       bears no interest, and has no fixed terms of repayment.                  $        16,000      $         16,000

       On September 21, 2011, PSI Services ("PSI") issued a loan of $500 to the Company. The loan is unsecured, bears no interest,
       and has no fixed terms of repayment.                                                 500                   500

       On November 13, 2011, PSI Services ("PSI") issued a loan of $43,596 to the Company. The loan is unsecured and bears interest at a rate of 6% per annum. The loan payable to PSI as at February 29, 2012 consists of principal of $45,148 (CAD $45,000) (November 30, 2011
       - $43,596 CAD $45,000)) and accrued interest of $788 (November 30,
       2011 - $117).                						         45,936                43,713
                                                                                ----------------     -----------------

                                                                                $        62,436      $         60,213
                                                                                ----------------     -----------------

5.       RELATED PARTY TRANSACTIONS

         During the three month period ended February 29, 2012, a director and shareholder of the Company made cash contribution in the amount of $Nil (February 28, 2011 - $Nil, Cumulative - $27,288).

6.       INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

          On August 23, 2011, the Company entered into an agreement (the "Asset Purchase Agreement") with unrelated parties that subsequently became directors of the Company to acquire intangible assets and intellectual property known as the Peptide Technology Platforms (the "Platforms") in exchange for 75,000,000 common shares of the Company (issued on August 23, 2011).

          On December 21, 2011, the Company entered into an amended agreement amending the Asset Purchase Agreement was dated August 23, 2011 (the "Amended Asset Purchase Agreement") and, as a result, a total of 30,000,000 common shares were returned to treasury and cancelled (Note
          7) in exchange for payment of half of the one percent of all gross monies received by the Company from revenue produced from products derived from the use of all the formulae listed in the Assets Purchase Agreement. In addition, a monthly stipend of CAD $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the Amended Asset Purchase Agreement.

         The Platforms includes but are not limited to the following:

          i. Proteomic research platforms which include proprietary solid phase media side-chain protected peptide array synthesis;

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                February 29, 2012
                                   (Unaudited)

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

         The total issued and outstanding capital stock is 141,043,000 common shares with a par value of $0.001 per common share. The Company's common stock issuances to date are as follows:

          a) On November 18, 2005, 54,000,000 shares of the Company's common stock were issued to a former director and officer of the Company for cash proceeds of $18,000.

          b) On November 28, 2005, 21,000,000 shares of the Company's common stock were issued to a former director and officer of the company for cash proceeds of $7,000.

          c) On July 21, 2006, the Company completed a public offering and issued 21,000,000 shares of the Company's common stock for cash totalling $70,000. The Company incurred offering costs of $14,501 related to this offering, resulting in net proceeds of $55,499.

          d) On May 21, 2010, 120,000,000 shares of the Company's restricted common stock, valued at $16,000, were issued to a former director and officer of the Company. On October 29, 2010, the 120,000,000 restricted common shares of the Company previously issued to a former director and officer of the Company were returned to treasury for no consideration. The shares were cancelled on November 2, 2010.

          e) On August 23, 2011, the Company issued 75,000,000 shares of its restricted common stock in exchange for intangible assets and intellectual property. On December 21, 2011, a total of 30,000,000 common shares were returned to treasury and cancelled. (Note 6).

          f) During October and November 2011, 23,000 shares of the Company's common stock were issued for cash proceeds of $23,000.

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                February 29, 2012
                                   (Unaudited)

          g) During January 2012, 20,000 shares of the Company's common stock were issued for cash proceeds of $20,000.


8.       INCOME TAXES

         The Company is subject to foreign and domestic income taxes. The Company has had no income, and therefore has paid no income tax.

         Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss ("NOL") carry-forwards. The NOL carry forwards expire in various years through 2032. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


       Period Ending      Estimated               Estimated                  Change in  Effect of
                             NOL        NOL       Tax Benefit   Valuation    Valuation  change in   Net Tax
                        Carry-forward  Expires    from NOL      Allowance    Allowance   tax rate   Benefit

     November 30, 2011     328,821      2031      115,087      (115,087)       (74,251)     -          -
     February 29, 2012     473,265      2032      165,643      (165,643)       (50,556)     -          -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:


                                                          February 28, 2012        November 30, 2011

     Income tax benefit at statutory rate resulting
     from net operating loss carry forward                     (35%)                    (35%)
     Deferred income tax valuation allowance                    35%                      35%
                                                        --------------------    ----------------------
     Actual tax rate                                            0%                       0%
                                                        ====================    ======================

9.      CONTINGENCY

          On November 22, 2010, the Company was served with a claim filed by a former director and officer of the Company. The claim alleges that the former director and officer of the Company suffered losses and damages as a result of the failure of the Company in providing him with corporate documents and implementing a change of the board of directors. The Company has retained legal counsel to address the claim. On December 8, 2010, the Company filed a Statement of Defense requesting that the claim be dismissed. In the opinion of management, this claim is without merit and the Company intends to defend this claim vigorously. As a loss is not deemed probable, no accruals have been made as of February 29, 2012.


10.      SUBSEQUENT EVENTS

         There are no reportable events during the period from the three month period ended February 29, 2012 to the date the interim financial statements are available to be issued on April 11, 2012.

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed on February 28, 2012.

The independent registered public accounting firms' reports on the Company's financial statements as of November 30, 2011, and for each of the years in the two-year period then ended; include a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited quarterly financial statements.


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

On August 23, 2011, the Company entered into an Asset Purchase Agreement in which the Company, in exchange for 75,000,000 shares of the Company's restricted common stock, will receive all rights and title to proprietary technologies and formulas involving the application of specialty peptides. On December 21, 2011 the Asset Purchase Agreement was amended and 30,000,000 of the 75,000,000 shares issued were returned to treasury. Having done this, the Company has changed its business focus from obtaining leases for the exploration and production of oil and gas in areas of northern Alberta, Canada, to the manufacturing and distribution of natural peptide solutions to combat the economic burden caused by the zebra and quagga mussels to the hydropower electricity industry.

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


Material Changes in Financial Condition

At February 29, 2012, our cash balance was $6,444. In addition, we have prepaid expenses of $178. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At February 29, 2012, we had a working capital deficit of $322,478 compared to a working capital deficit of $197,340 at November 30, 2011. At February 29, 2012, our total assets consisted of cash of $6,444, prepaid expenses of $178, and Intangible Asset and Intellectual Property of $45,000. This compares with total assets at November 30, 2011, which consisted of cash of $1,656, prepaid expenses of $127 and Intangible Asset and Intellectual Property of $75,000.

At February 29, 2012, our total current liabilities increased to $329,100 from $199,123 at November 30, 2011. During the three months ended February 29, 2012, accounts payable and accrued liabilities increased by $127,754.

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

Result of Operations

For The Three Months Ended February 29, 2012 Compared To The Three Months Ended February 28, 2011.

We recognized nil revenues from operational sales during the three months ending February 29, 2012.

During the three months ended February 29, 2012, operating expenses were $142,936 compared to $9,385 for the three months ended February 28, 2011. The increase of $133,551 was due to an increase in consulting fees of $120,000 and an increase in professional fees of $12,998 due to our pursuit of business opportunities related to the peptide technology. Operating expenses during the three months ended February 29, 2012, consisted of consulting fees of $120,000, professional fees of $21,989 and office and administration costs of $947 compared to professional fees of $8,991 and office and administration fees of $394 incurred for the three months ended February 28, 2011.

We recognized a net loss of $144,444 for the three months ended February 29, 2012, compared to a net loss of $9,052 for the three months ended February 28, 2011.

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


ITEM 4.                CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended February 29, 2012. We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.          RISK FACTORS

Not applicable.

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  mine safety disclosure.

Not Applicable.

Item 5.  Other Information

None

Item 6.           Exhibits

(a) Pursuant to Item 601 of Regulation S-K, the following exhibits are included herein.

     Exhibit
     Number          Description

     31.1         Section 302 Certification - President
     31.2         Section 302 Certification - Chief Financial Officer.
     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- President
     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2012.


                                    PEPTIDE TECHNOLOGIES, INC.



Date: April 16, 2012                By: /s/ Deborah Fortescue-Merrin
                                        ----------------------------

                                    Name: Deborah Fortescue-Merrin
                                    Title: President



Date: April 16, 2012                By: /s/ Richard Fortescue
                                        ---------------------

                                    Name: Richard Fortescue
                                    Title: Chief Financial Officer