Form 10-Q
period 2012-05-31
PEPTIDE TECHNOLOGIES, INC.
filed 2012-07-16
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 31, 2012
                                   OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                           PEPTIDE TECHNOLOGIES, INC.
                     --------------------------------------
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

Larger accelerated filer[ ]                 Accelerated filer [ ]
Non-accelerated filer [ ]           Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of July 12, 2012: 141,048,000 shares of common stock

The Company recognized $nil revenues during the quarter ended May 31, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                               Page
                                                                        ----

         Interim Balance Sheets                                          F-6

         Interim Statements of Loss and Comprehensive Loss               F-7

         Interim Statements of Cash Flows                                F-8

         Interim Statement of Changes in Stockholders' Deficiency        F-9

         Notes to Interim Financial Statements                      F-10 to F-14

Item 2.  Management's Discussion and Analysis or Plan of Operations      15

Item 3   Quantitative and Qualitative Disclosure about Market Risk       21

Item 4   Controls and Procedures                                         21


PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                               22

Item 1A. Risk Factors - Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     22

Item 3.  Defaults upon Senior Securities - Not Applicable                22

Item 4.  Mine Safety Disclosures - Not Applicable                        22

Item 5.  Other Information                                               22

Item 6.  Exhibits                                                        22

SIGNATURES                                                               23

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                           PEPTIDE TECHNOLOGIES, INC.

                          (A Development Stage Company)




                          INTERIM FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                  MAY 31, 2012


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

   Interim Statements of Cash Flows                                 F-8

   Interim Statement of Changes in Stockholders' Deficiency         F-9

   Notes to Interim Financial Statements                            F-10 to F-14

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)


                          Interim Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                  May 31, 2012



                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                             INTERIM BALANCE SHEETS



                                                                                     May 31,            November 30,
                                                                                       2012                 2011
                                                                                   (Unaudited)          (Audited)

ASSETS

Current Assets
   Cash and cash equivalents                                                   $       2,439      $         1,656
   Prepaid expenses                                                                       96                  127
                                                                              --------------------------------------

   Total Current Assets                                                                2,535                1,783

Intangible assets and intellectual property (Note 6)                                  45,000               75,000

                                                                              --------------------------------------

TOTAL ASSETS                                                                   $      47,535      $        76,783
                                                                              ======================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities
    Accounts payable and accrued liabilities (Note 3)                          $     266,409      $       138,910
   Note payable (Note 4)                                                              61,762               60,213
                                                                              --------------------------------------

   Total Current Liabilities                                                         328,171              199,123
                                                                              --------------------------------------
STOCKHOLDERS' (DEFICIENCY)

Capital Stock (Note 7)
    Authorized:
        675,000,000 common shares, par value $0.001 per share
        Common shares issued and outstanding:
         141,048,000 and 171,023,000 at May 31, 2012 and November 30,
         2011, respectively                                                          141,048              171,023
    Additional paid-in capital                                                        75,240               50,265
    Accumulated other comprehensive income                                                 -                  694
Accumulated deficit                                                                 (105,837)            (105,837)
Accumulated deficit during development stage                                        (391,087)            (238,485)
                                                                              --------------------------------------

   Total Stockholders' Deficiency                                                   (280,636)            (122,340)
                                                                              --------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $      47,535       $       76,783
                                                                              ======================================

        The accompanying notes are an integral part of these interim financial statements.
                                               F-6



                                           PEPTIDE TECHNOLOGIES, INC.
                                          (A Development Stage Company)

                                INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                                   (Unaudited)

                                                                                                                Cumulative Amounts
                                         For the                               For the           For the        from re-entering of
                                       three-month         For the        six-month period  six-month period   development stage on
                                      period ended   three-month period     ended May 31,     ended May 31,    June 26, 2010 to May
                                      May 31, 2012   ended May 31, 2011         2012              2011               31, 2012
                                    ------------------------------------------------------------------------------------------------


Expenses
   Consulting                                    -  $               -  $            120,000  $                 -  $          225,975
   Office and administration                 1,122                172                 2,069                  566               8,518
   Professional fees                         7,636              1,678                29,625               10,669              96,439
   Supplies and materials                        -                  -                     -                    -              59,130
                                    ------------------------------------------------------------------------------------------------

                                             8,758              1,850               151,694               11,235             390,062
                                    ------------------------------------------------------------------------------------------------

Net Loss before Other Item                 (8,758)            (1,850)             (151,694)             (11,235)           (390,062)
                                    ------------------------------------------------------------------------------------------------

Other Item
   Foreign exchange gain (loss)              1,282                  -                   445                  333                 445
   Interest expense (Note 4)                 (682)                  -               (1,353)                    -             (1,470)
                                    ------------------------------------------------------------------------------------------------

Net Loss For The Period                    (8,158)            (1,850)             (152,602)             (10,902)           (391,087)
                                    ================================================================================================

Other Comprehensive Loss
   Foreign currency translation
   adjustment                                   -                  -                 (694)                (333)               (333)
                                    ------------------------------------------------------------------------------------------------

Comprehensive Loss For the Period  $       (8,158)  $         (1,850)  $          (153,296)  $          (11,235)  $        (391,420)
                                    ================================================================================================

Loss per share from continuing
operations - Basic and diluted     $        (0.00)  $          (0.00)  $                000  $            (0.00)

Loss per share from discontinued
operations - Basic and diluted     $        (0.00)  $          (0.00)  $                000  $            (0.00)
                                    ============================================================================

Weighted Average Number of Shares
Outstanding                           141,045,253         96,000,000            144,481,988          96,000,000
                                    ============================================================================


                The accompanying notes are an integral part of these interim financial statements.
                                                       F-7


                                   PEPTIDE TECHNOLOGIES, INC.
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                                                   Cumulative from
                                                            For the            For the                             re-entering of
                                    For the three-month    three-month         six-month      For the six-month   development stage
                                       period ended       period ended       period ended        period ended     on June 26, 2010
                                       May 31, 2012        May 31, 2011        May 31,2012        May 31, 2011     to May 31, 2011


Cash Flows used in Operating
Activities
     Net loss                    $              (8,158)   $      (1,850)  $      (152,602)  $   (10,902)  $            (391,087)
Adjustments for non-cash
items:
     Accrued interest                               681                -             1,353             -                   1,778
     Foreign exchange loss                      (1,355)                -               196             -                   (229)
Changes in operating assets
and liabilities
     Prepaid expenses                                82               91                31            91                   2,614
     Accounts payable and
     accrued liabilities                          (255)         (11,792)           127,499       (6,458)                 265,659
                                    --------------------------------------------------------------------------------------------
Net Cash Used in Operating
Activities                                      (9,005)         (13,551)          (23,523)      (17,269)               (121,265)
                                    ============================================================================================

Cash Flows From Financing
Activities
    Issuance of common shares                     5,000                -            25,000             -                  48,000
    Increase in note payable                          -                -                 -             -                  44,213
    Contribution by related
      party                                           -           12,000                 -        12,000                  27,288
                                    --------------------------------------------------------------------------------------------
Net Cash Provided by Financing
Activities                                        5,000           12,000            25,000        12,000                 119,501
                                    ============================================================================================

Decrease in Cash during the
Period                                          (4,005)          (1,551)             1,477       (5,269)                 (1,764)
Effect of Exchange Rate Changes
on Cash                                              -                -             (694)         (333)                   (333)

Cash, Beginning of Period                         6,444            2,039             1,656         6,090                   4,536
                                    --------------------------------------------------------------------------------------------
Cash, End of Period              $                2,439   $          488  $          2,439  $        488  $                2,439
                                    ============================================================================================

Supplemental Disclosure of Cash
Flow Information
     Cash paid for:
         Interest                $                    -   $            -  $              -  $          -  $                    -
         Income taxes            $                    -   $            -  $              -  $          -  $                    -



                The accompanying notes are an integral part of these interim financial statements.
                                                   F-8




                                   PEPTIDE TECHNOLOGIES, INC.
                                  (A Development Stage Company)

                      INTERIM STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY
                   For the Period from November 30, 2009 through May 31, 2012
                                           (Unaudited)

                                        CAPITAL STOCK                                ACCUMULATED
                     ------------------------------------------------
                                                 ADDITIONAL                         DEFICIT DURING    ACCUMULATED OTHER
                                                   PAID-IN        ACCUMULATED        DEVELOPMENT        COMPREHENSIVE
                          SHARES      AMOUNT       CAPITAL          DEFICIT             STAGE           INCOME (LOSS)        TOTAL
                     ---------------------------------------------------------------------------------------------------------------

Balance, November
30, 2009                96,000,000   $  96,000    $        -   $  (104,786)   $             -    $         312       $     (8,474)
Common shares
issued - cash
($0.004 per
share) (Notes
4 & 7)                 120,000,000     120,000             -      (104,000)                 -                -             16,000
Common shares
cancelled             (120,000,000)   (120,000)                    104,000                                                (16,000)
Contribution by
related party                    -           -        13,000             -                  -                -             13,000
Foreign currency
translation
adjustment                       -           -             -             -                  -               21                 21
Net loss for the
period                           -           -             -        (1,051)           (26,339)               -            (27,390)
                     ---------------------------------------------------------------------------------------------------------------
Balance, November
30, 2010                96,000,000      96,000        13,000      (105,837)           (26,339)             333            (22,843)
                     ---------------------------------------------------------------------------------------------------------------

Common shares
issued for
property
(Notes 6 and
7)                      75,000,000      75,000             -             -                  -                -              75,000
Common shares
issued for
cash (Note 7)               23,000          23        22,977             -                  -                -              23,000
Contribution by
related
party (Note 5)                   -           -        14,288             -                  -                -              14,288
Foreign currency
translation
adjustment                       -           -             -             -                  -              361                 361
Net loss for the
period                           -           -             -             -           (212,146)               -           (212,146)
                     ---------------------------------------------------------------------------------------------------------------
Balance November
30, 2011               171,023,000     171,023        50,265      (105,837)          (238,485)             694           (122,340)
                     ---------------------------------------------------------------------------------------------------------------

Common shares
cancelled for
property (Notes
6 and 7)               (30,000,000)   (30,000)            -             -                  -                -            (30,000)
Common shares
issued for
cash (Note 7)               25,000         25        24,975             -                  -                -             25,000
Foreign currency
translation
adjustment                       -          -             -             -                  -             (694)              (694)
Net loss for the
period                           -          -             -             -           (152,602)               -           (152,602)
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31,
2012                   141,048,000    141,048    $   75,240   $  (105,837)   $      (391,087)     $         -        $  (280,636)
====================================================================================================================================


         The accompanying notes are an integral part of these interim financial statements.
                                               F-9

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2012
                                   (Unaudited)



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

          The Company changed its status from a development stage company to an operating company on November 30, 2009. Management realized that the results of operations from the sale of artwork lacks luster and decided to change the Company's business focus and plan for other strategic opportunities and discontinued the sale of artwork with effect from June 25, 2010. Effective June 26, 2010, the Company became a development stage company focusing on a new business.

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

d)       Basis of Presentation

          The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has negative working capital at May 31, 2012 and has losses to date of approximately $496,924 These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying interim balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management is actively seeking to add new products and/or services in order to show profitability. To date, due to the continued economic conditions, they have not yet been able to find products and services that would contribute to their business. We believe that actions planned and presently being taken to revise its operating and financial requirements will provide the opportunity for the Company to continue as a going concern. The interim financial statements do not include any adjustments that might result from these uncertainties.

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2012
                                   (Unaudited)

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

         In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other" which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The adoption of this update will not have a material effect on its financial statements.

         In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, adoption of this update will not have a material effect on its financial statements.

3.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.       NOTE PAYABLE


                                                                                                    November 30,
                                                                                     May 31,           2011
                                                                                      2012          (Audited)

       During the year ended  November 30, 2010,  Fotoview Inc.  ("Fotoview")  $        16,000  $       16,000

       On September 21, 2011,  PSI Services  ("PSI") issued a loan of $500 to              500             500

       On November 13, 2011,  PSI Services  ("PSI")  issued a loan of $43,596 to the Company. The loan is unsecured and bears interest at a rate of 6% per annum.  The loan payable to PSI as at May 31, 2012  consists of principal of $43,484 (CAD $45,000)  (November 30, 2011 - $43,596 (CAD $45,000)) and
       accrued interest of $1,778 (November 30, 2011 - $117).                           45,262          43,713
                                                                                  -------------    ------------

                                                                               $        61,762  $       60,213
                                                                                  -------------    ------------

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2012
                                   (Unaudited)

5.       RELATED PARTY TRANSACTIONS

         During the six month period ended May 31, 2012, a director and shareholder of the Company made cash contribution in the amount of $Nil (May 31, 2011 - $12,000, Cumulative - $27,288).

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

         On December 21, 2011 the Company entered into an amended agreement amending the Asset Purchase Agreement dated August 23, 2011 (the "Amended Asset Purchase Agreement") and, as a result, a total of 30,000,000 common shares were returned to treasury and cancelled (Note
         7) in exchange for payment of half of one percent of all gross monies received by the Company from revenue produced from products derived from the use of all the formulae listed in the Assets Purchase Agreement. In addition, a monthly stipend of CAD $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the Amended Asset Purchase Agreement (Note 10).

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

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2012
                                   (Unaudited)

         for capital stock and accumulated deficit. Unless otherwise noted, all references in the accompanying interim financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the forward stock split.

         The total issued and outstanding capital stock is 141,048,000 common shares with a par value of $0.001 per common share. The Company's common stock issuances to date are as follows:

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

          d) On May 21, 2010, 120,000,000 shares of the Company's restricted common stock, valued at $16,000, were issued to a former director and officer of the Company. On October 29, 2010, the 120,000,000 restricted common shares of the Company previously issued to a former director and officer of the Company were returned to treasury for no consideration. The shares were cancelled on November 2, 2010 (Note 4).

          e) On August 23, 2011, the Company issued 75,000,000 shares of its restricted common stock in exchange for intangible assets and intellectual property. On December 21, 2011 a total of 30,000,000 common shares were returned to treasury and cancelled (Note 6).

          f) During October and November 2011, 23,000 shares of the Company's common stock were issued for cash proceeds of $23,000.

          g) On 5 January 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,000.


          h) On 6 January 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,000.

          i) On 15 January 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,000.

          j) On 24 January 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,000.

          k) On 20 April 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,000.

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

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2012
                                   (Unaudited)

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


             Period Ending      Estimated               Estimated                  Change in  Effect of
                                   NOL        NOL       Tax Benefit   Valuation    Valuation  change in   Net Tax
                              Carry-forward Expires     from NOL      Allowance    Allowance   tax rate   Benefit

         November 30, 2011         328,821    2031      115,087      (115,087)       (74,251)     -          -
         May 31, 2012              481,423    2032      168,498      (168,498)       (53,411)     -          -


         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:


                                                                  May 31, 2012           November 30, 2011

             Income tax benefit at statutory rate resulting
             Deferred income tax valuation allowance                   35%                      35%
                                                               --------------------    ----------------------
             Actual tax rate                                           0%                       0%
                                                               ====================    ======================

9.       CONTINGENCY

         On November 22, 2010, the Company was served with a claim filed by a former director and officer of the Company. The claim alleges that the former director and officer of the Company suffered losses and damages as a result of the failure of the Company in providing him with corporate documents and implementing a change of the board of directors. The Company has retained legal counsel to address the claim. On December 8, 2010, the Company filed a Statement of Defense requesting that the claim be dismissed. In the opinion of management, this claim is without merit and the Company intends to defend this claim vigorously. As a loss is not deemed probable, no accruals have been made as of May 31, 2012.

10.      COMMITMENTS

         The Company is committed to pay half of one half percent of all gross monies received by the Company from revenue produced from products derived from the use of all the formulae listed in the Assets Purchase Agreement. In addition a monthly stipend of CAD $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the Amended Asset Purchase Agreement (Note 6).

11.      SUBSEQUENT EVENTS

         On June 1, 2012, PSI Services issued a loan of $19,268 (CAD $20,000) to the Company. The loan is unsecured and bears interest at a rate of 6% per annum. There are no other reportable events during the period from the six month period ended May 31, 2012 to the date the interim financial statements are available to be issued on July 16, 2012.

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Quarterly report on Form 10-Q filed April 16, 2012, and our Annual Report on Form 10-K filed on February 28, 2012.

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

On August 23, 2011, the Company entered into an Asset Purchase Agreement in which the Company, in exchange for 75,000,000 shares of the Company's restricted common stock, will receive all rights and title to proprietary technologies and formulas involving the application of specialty peptides. On December 21, 2011 the Asset Purchase Agreement was amended and 30,000,000 of the 75,000,000 shares issued were returned to treasury and cancelled. Having done this, the Company has changed its business focus from obtaining leases for the exploration and production of oil and gas in areas of northern Alberta, Canada, to the manufacturing and distribution of natural peptide solutions to combat the economic burden caused by the zebra and quagga mussels to the hydropower electricity industry.

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

Economic Impacts:

oHydroelectric Dams and Nuclear Power Plants

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

Virtually any submerged area with a moderate flow rate that draws water from an infested water source is vulnerable to colonization. This is especially true of areas that offer protection to small mussels, such as crevices or seams. Intake screens, for example, are common settlement areas and are often coated with clumps or druses of mussels. The presence of dislodged shells in the discharge of a facility's raw well or forbay is a common first indicator of the presence of zebra mussels in the raw water main. Facilities may also experience a noticeable decrease in head pressure. Most facilities have numerous components subject to severe biofouling.

oShipping Industry

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

The current antifouling paint applied to ship hulls contains toxic chemicals and heavy metals. However, as the international shipping community has been issuing legislation prohibiting the use of these environmentally hazardous substances - there is a need for alternatives.

oRecreational Boating Industry

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

oEcological Damage

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

Principal Products and Services

The Company intends to develop and provide a sustainable natural solution that addresses the economic burdens caused by the zebra and quagga mussels, without harming other organisms or depleting a segment of the natural food chain.

Material Changes in Financial Condition

At May 31, 2012, our cash balance was $2,439. In addition, we have prepaid expenses of $96. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At May 31, 2012, we had a working capital deficit of $325,636 compared to a working capital deficit of $197,340 at November 30, 2011. At May 31, 2012, our total assets consisted of cash of $2,439, prepaid expenses of $96, and Intangible Asset and Intellectual Property of $45,000. This compares with total assets at November 30, 2011, which consisted of cash of $1,656, prepaid expenses of $127 and Intangible Asset and Intellectual Property of $75,000.

At May 31, 2012, our total current liabilities increased to $328,171 from $199,123 at November 30, 2011. During the six months ended May 31, 2012, accounts payable and accrued liabilities increased by $127,499.

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

Result of Operations

For The Three Months Ended May 31, 2012 Compared To The Three Months Ended May 31, 2011.

We recognized $nil revenues from operational sales during the three months ending May 31, 2012.

During the three months ended May 31, 2012, operating expenses were $8,758 compared to $1,850 for the three months ended May 31, 2011. The increase of $6,908 was due to an increase in professional fees of $5,958 due to our pursuit of business opportunities related to the peptide technology. Operating expenses during the three months ended May 31, 2012, professional fees of $7,636 and office and administration costs of $1,122 compared to professional fees of $1,678 and office and administration fees of $172 incurred for the three months ended May 31, 2011.

We recognized a net loss of $8,158 for the three months ended May 31, 2012, compared to a net loss of $1,850 for the three months ended May 31, 2011. The increase of $6,308 was a direct result of the increase in operating expenses, as discussed above.

For The Six Months Ended May 31, 2012 Compared To The Six Months Ended May 31, 2011.

During the six months ended May 31, 2012, operating expenses were $151,694 compared to $11,235 for the six months ended May 31, 2011. The increase of $140,459 was due to an increase in consulting fees of $120,000 and an increase in professional fees of $18,956 due to our pursuit of business opportunities related to the peptide technology. Operating expenses during the six months ended May 31, 2012, consisted of consulting fees of $120,000, professional fees of $29,625 and office and administration costs of $2,069 compared to professional fees of $10,669 and office and administration fees of $566 incurred for the six months ended May 31, 2011.

We recognized a net loss of $152,602 for the six months ended May 31, 2012, compared to a net loss of $10,902 for the six months ended May 31, 2011. The increase of $141,700 was a direct result of the increase in operating expenses, as discussed above.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended May 31, 2012. We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  mine safety disclosure.

Not Applicable.

Item 5.  Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Appointment of Officer

Dr. Scott McKinley, Ph.D. has been appointed as Chief Executive Officer (CEO) of the company, effective July 16, 2012. Dr. McKinley will continue to serve as Chairman of the Board of Directors and Chief Operating Officer of the Company, since October 3, 2011.

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

     31.1         Section 302 Certification - President

     31.2         Section 302 Certification - Chief Financial Officer.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of July, 2012.


                           PEPTIDE TECHNOLOGIES, INC.



Date: July 16, 2012                 By: /s/ Deborah Fortescue-Merrin
                                        ----------------------------

                                    Name: Deborah Fortescue-Merrin
                                    Title: President (Principal Executive
                                           Officer)



Date: July 16, 2012                 By: /s/ Richard Fortescue
                                        ---------------------

                                    Name: Richard Fortescue
                                    Title: Chief Financial Officer (Principal
                                           Accounting Officer)