Form 10-Q
period 2012-08-31
PEPTIDE TECHNOLOGIES, INC.
filed 2012-10-15
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2012

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                           PEPTIDE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


               Nevada                                       98-0479983
-------------------------------------              -----------------------------
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

Larger accelerated filer                                  Accelerated filer [ ]
Non-accelerated filer                             Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No

Number of shares issued and outstanding of the registrant's class of common stock as of October 12, 2012: 146,058,000 shares of common stock

The Company recognized $nil revenues during the quarter ended August 31, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                               Page
                                                                        ---

         Interim Balance Sheets                                         F-6

         Interim Statements of Loss and Comprehensive Loss              F-7

         Interim Statements of Cash Flows                               F-8

         Notes to Interim Financial Statements                       F-9 to F-14

Item 2.  Management's Discussion and Analysis or Plan of Operations     15-to 21

Item 3   Quantitative and Qualitative Disclosure about Market Risk      21

Item 4   Controls and Procedures                                        21


PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                              22

Item 1A. Risk Factors - Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    22

Item 3.  Defaults upon Senior Securities - Not Applicable               22

Item 4.  Mine Safety Disclosures - Not Applicable                       22

Item 5.  Other Information                                              22 to 23

Item 6.  Exhibits                                                       23

SIGNATURES                                                              24

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                           PEPTIDE TECHNOLOGIES, INC.

                          (A Development Stage Company)




                          INTERIM FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                 AUGUST 31, 2012


Financial Statements
                                                                  Page

         Interim Balance Sheets                                    F-6

         Interim Statements of Loss and Comprehensive Loss         F-7

         Interim Statements of Cash Flows                          F-8

         Notes to Interim Financial Statements                     F-9 to F-14

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)


                          Interim Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                 August 31, 2012



                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                             INTERIM BALANCE SHEETS



                                                                                     August 31,          November 30,
                                                                                        2012                 2011
                                                                                    (Unaudited)          (Audited)

 ASSETS

 Current Assets
    Cash and cash equivalents                                                   $       4,186      $         1,656
    Prepaid expenses                                                                       65                  127
                                                                               --------------------------------------

    Total Current Assets                                                                4,251                1,783

 Intangible assets and intellectual property (Note 6)                                  45,000               75,000
                                                                               --------------------------------------

 TOTAL ASSETS                                                                   $      49,251      $        76,783
                                                                               ======================================

 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 LIABILITIES

 Current Liabilities
     Accounts payable and accrued liabilities (Note 3)                          $     246,460      $       138,910
    Notes payable (Note 4)                                                             87,848               60,213
                                                                               --------------------------------------

    Total Current Liabilities                                                         334,308              199,123
                                                                               --------------------------------------

 STOCKHOLDERS' DEFICIENCY

 Capital Stock (Note 7)
     Authorized:
         675,000,000 common shares, par value $0.001 per share Common shares issued and outstanding:
          146,053,000 and 171,023,000 at August 31, 2012 and November 30, 2011,
          respectively                                                                146,053              171,023
     Additional paid-in capital                                                        80,235               50,265
     Accumulated other comprehensive income                                                 -                  694
 Accumulated deficit                                                                 (105,837)            (105,837)
 Accumulated deficit during development stage                                        (405,508)            (238,485)
                                                                               --------------------------------------

    Total Stockholders' Deficiency                                                   (285,057)            (122,340)
                                                                               --------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $      49,251       $       76,783
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

                                               F-6



                                   PEPTIDE TECHNOLOGIES, INC.
                                  (A Development Stage Company)

                        INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                           (Unaudited)

                                                                                                            Cumulative Amounts
                                                                                                                  from
                                For the             For the            For the             For the           re-entering of
                              three-month     three-month period     nine-month          nine-month       development stage on
                             period ended            ended          period ended        period ended        June 26, 2010 to
                            August 31, 2012     August 31, 2011    August 31, 2012     August 31, 2011       August 31, 2012
                           -----------------------------------------------------------------------------------------------------

Expenses
   Consulting
     (Note 5 and 7)        $      5,000  $              -  $         125,000  $                   -  $                230,975
   Office and
     administration               3,277               197              5,346                    764                    11,795
   Professional fees              2,468            15,851             32,093                 26,520                    98,907
   Supplies and
     materials                        -                 -                  -                      -                    59,130
                           -----------------------------------------------------------------------------------------------------

Net Loss Before
     Other Items               (10,745)          (16,048)          (162,439)               (27,284)                 (400,807)
                           -----------------------------------------------------------------------------------------------------

Other Items
   Foreign exchange
     gain (loss)                (2,730)                 -            (2,285)                    333                   (2,285)
   Interest expense
     (Note 4)                     (946)                 -            (2,299)                      -                   (2,416)
                           -----------------------------------------------------------------------------------------------------

Net Loss for the
     Period                    (14,421)          (16,048)          (167,023)               (26,951)                 (405,508)
                           =====================================================================================================

Other Comprehensive
   Loss
     Foreign currency
       translation
       adjustment                    -                 -              (694)                  (333)                     (333)
                           -----------------------------------------------------------------------------------------------------

Comprehensive Loss
     for the Period     $      (14,421)  $       (16,048)  $       (167,717)  $            (27,284)  $              (405,841)
                           =====================================================================================================

Loss per share from
    continuing
    operations
    - Basic and
    diluted             $        (0.00)  $         (0.00)  $          (0.00)  $              (0.00)

Loss per share
    from discontinued
    operations -
    Basic and diluted   $        (0.00)  $         (0.00)  $          (0.00)  $              (0.00)
                           =================================================================================

Weighted Average
     Number of Shares
     Outstanding             141,050,802      102,521,739        143,334,090             98,189,781
                           =================================================================================

        The accompanying notes are an integral part of these interim financial statements.

                                       F-7



                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Cumulative from
                                                                        For the          re-entering of
                                                     For the           nine-month          development
                                                    nine-month        period ended        stage on June
                                                   period ended        August 31,          26, 2010 to
                                                  August 31,2012          2011           August 31, 2012

Cash Flows used in Operating Activities
     Net loss                                  $       (167,023)  $        (26,951)  $          (405,508)
Adjustments for non-cash items:
     Accrued interest                                      2,299                  -                 2,299
     Common shares issued for services (Note               5,000                  -                 5,000
      5 and 7)
Changes in operating assets and liabilities
     Prepaid expenses                                         62            (1,223)                 2,645
     Accounts payable and accrued liabilities            107,550              8,913               245,710
                                               -----------------------------------------------------------
Net Cash Used in Operating Activities                   (52,112)           (19,261)             (149,854)
                                               ===========================================================

Cash Flows From Financing Activities
    Issuance of common shares                             30,000                  -                53,000
    Increase in notes payable                             25,336                  -                69,549
    Contribution by related party                              -             14,202                27,288
                                               -----------------------------------------------------------
Net Cash From Financing Activities                        55,336             14,202               149,837
                                               ===========================================================

Increase (Decrease) in Cash During the Period              3,224            (5,059)                  (17)
Effect of Exchange Rate Changes on Cash                    (694)              (333)                 (333)

Cash, Beginning of Period                                  1,656              6,090                 4,536
                                               -----------------------------------------------------------
Cash, End of Period                            $           4,186  $             698  $              4,186
                                               ===========================================================

Supplemental Disclosure of Cash Flow
Information
     Cash paid for:
         Interest                              $               -  $               -  $                  -
         Income taxes                          $               -  $               -  $                  -


        The accompanying notes are an integral part of these interim financial statements.

                                       F-8

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 August 31, 2012
                                   (Unaudited)


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

d)       Basis of Presentation

          The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has negative working capital at August 31, 2012 and has losses to date of approximately $511,345. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying interim balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management is actively seeking to add new products and/or services in order to show profitability. To date, due to the continued economic conditions, they have not yet been able to find products and services that would contribute to their business. We believe that actions planned and presently being taken to revise its operating and financial requirements will provide the opportunity for the Company to continue as a going concern. The interim financial statements do not include any adjustments that might result from these uncertainties.

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 August 31, 2012
                                   (Unaudited)

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2012, he Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "Intangibles - Goodwill and Other". This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30,
         "Intangibles - Goodwill and Other - General Intangibles Other than Goodwill". The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. ASU No. 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this update will not have a material effect on the Company's financial statements.

         In December 2011, FASB issued ASU No. 2011-12, "Comprehensive Income". This update amends certain pending paragraphs in ASU No. 2011-05 "Presentation of Comprehensive Income", to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. ASU No. 2011-12 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-12 relates only to the presentation of comprehensive income, adoption of this update will not have a material effect on the Company's financial statements.

         In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other" which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 will be effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this update will not have a material effect on the Company's financial statements.

         In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income". This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, adoption of this update will not have a material effect on the Company's financial statements.


3.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 August 31, 2012
                                   (Unaudited)

4.       NOTES PAYABLE


                                                                                                     November 30,
                                                                                   August 31,            2011
                                                                                      2012            (Audited)

       During the year ended November 30, 2010, Fotoview Inc. ("Fotoview")
       issued a loan of $16,000 to a former director of the Company to purchase 120,000,000 restricted common shares of the Company. Upon the director's resignation, the 120,000,000 common shares were cancelled, and the Company assumed the loan payable to Fotoview.
       The loan is unsecured, bears no interest, and has no fixed terms
       of repayment (Note 7).                                                  $        16,000  $            16,000

       On September 21, 2011, PSI issued a loan of $500 to the Company. The                500                  500
       loan is unsecured, bears no interest, and has no fixed terms of repayment.

       On November 13, 2011, PSI issued a loan of $43,596 to the Company.               47,567               43,713
       The loan is unsecured and bears interest at a rate of 6% per annum.
       The loan payable to PSI as at August 31, 2012 consists of principal of $45,401 (CAD $45,00) (November 30, 2011 - $43,596 (CAD $45,000))
       and accrued interest of $2,166 (November 30, 2011 - $117).

       On June 1, 2012, PSI issued a loan of $19,412 to the Company. The                20,456                    -
       loan is unsecured and bears interest at a rate of 6% per annum. The loan payable to PSI as at August 31, 2012 consists of principal of
       $20,178 (CAD $20,000) (November 30, 2011 - $Nil) and accrued interest of $278 (November 30, 2011 - $Nil).

       On September  21,  2012,  PSI issued a loan of $3,325 (CAD $3,295) to the
       Company. The loan is unsecured, bears no interest, and has no
       fixed terms of repayment.                                                         3,325                    -
                                                                                  -------------    -----------------

                                                                               $        87,848  $            60,213
                                                                                  -------------    -----------------


5.       RELATED PARTY TRANSACTIONS

         During the nine month period ended August 31, 2012, a director and shareholder of the Company made cash contribution in the amount of $Nil (August 31, 2011 - $14,202, Cumulative - $27,288).

         On August 31, 2012, the Company issued 5,000,000 restricted common shares as a par value of $0.001 per value to a director of the Company for consulting services rendered (Note 7).

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

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 August 31, 2012
                                   (Unaudited)

         On December 14, 2011 the Company entered into an amended agreement amending the Asset Purchase Agreement dated August 23, 2011 (the "Amended Asset Purchase Agreement") and, as a result, a total of 30,000,000 common shares were returned to treasury and cancelled (Note
         7) in exchange for payment of half of one percent of all gross monies received by the Company from revenue produced from products derived from the use of all the formulae listed in the Assets Purchase Agreement. In addition, a monthly stipend of CAD $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the Amended Asset Purchase Agreement (Note 10).

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

         Issued and outstanding

         On June 2, 2010, and effective August 10, 2010, the directors of the Company approved a forward split of the common stock of the Company on a basis of 30 new common shares for 1 old common share. As a result of the forward stock split, 208,800,000 additional shares were issued. Capital and additional paid-in capital have been adjusted accordingly. When adjusted retroactively, there was an $119,501 shortage of additional paid-in capital; thus an adjustment to accumulated deficit of $104,000 was recorded on May 20, 2010 (the date of issuance of 120,000,000 shares) and $15,501 to the beginning balance. The interim financial statements contained herein reflect the appropriate values for capital stock and accumulated deficit. Unless otherwise noted, all references in the accompanying interim financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the forward stock split.

         The total issued and outstanding capital stock is 146,053,000 common shares with a par value of $0.001 per common share. The Company's common stock issuances to date are as follows:

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

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 August 31, 2012
                                   (Unaudited)

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

          g) On January 5, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,000.

          h) On January 6, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,000.

          i) On January 15, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,000.

          j) On January 24, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,000.

          k) On April 20, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,000.

          l) On July 11, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,000.

          m) On August 31, 2012, the Company issued 5,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a director of the Company for consulting services rendered (Note 5).


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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


             Period Ending      Estimated               Estimated                  Change in  Effect of
                                   NOL     NOL          Tax Benefit   Valuation    Valuation  change in   Net Tax
                              Carry-forward Expires     from NOL      Allowance    Allowance   tax rate   Benefit

           November 30, 2011        328,821    2031      115,087      (115,087)       (74,251)     -          -
         August 31, 2012            495,844    2032      173,545      (173,545)       (58,458)     -          -

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 August 31, 2012
                                   (Unaudited)

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

                                               August 31, 2012  August 31, 2011
             Income tax benefit at statutory
                rate resulting                      (35%)            (35%)
             Deferred income tax valuation
                allowance                            35%              35%
                                               ---------------  ---------------
             Actual tax rate                         0%               0%
                                               ===============  ===============


9.       CONTINGENCY

         On November 22, 2010, the Company was served with a claim filed by a former director and officer of the Company. The claim alleges that the former director and officer of the Company suffered losses and damages as a result of the failure of the Company in providing him with corporate documents and implementing a change of the board of directors. The Company has retained legal counsel to address the claim. On December 8, 2010, the Company filed a Statement of Defense requesting that the claim be dismissed. In the opinion of management, this claim is without merit and the Company intends to defend this claim vigorously. As a loss is not deemed probable, no accruals have been made as of August 31, 2012.

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

11.      SUBSEQUENT EVENT

         The following reportable event occurred during the period from the nine month period ended August 31, 2012 to the date the interim financial statements are available to be issued on October 12, 2012.


         On September 27, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,000.

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Quarterly report on Form 10-Q filed July 16, 2012, our Quarterly report on Form 10-Q filed April 16, 2012, and our Annual Report on Form 10-K filed on February 28, 2012.

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

Material Changes in Financial Condition

At August 31, 2012, our cash balance was $4,186. In addition, we have prepaid expenses of $65. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At August 31, 2012, we had a working capital deficit of $330,057 compared to a working capital deficit of $197,340 at November 30, 2011. At August 31, 2012, our total assets consisted of cash of $4,186, prepaid expenses of $65, and Intangible Asset and Intellectual Property of $45,000. This compares with total assets at November 30, 2011, which consisted of cash of $1,656, prepaid expenses of $127 and Intangible Asset and Intellectual Property of $75,000.

At August 31, 2012, our total current liabilities increased to $334,308 from $199,123 at November 30, 2011. During the nine months ended August 31, 2012, accounts payable and accrued liabilities increased by $107,550..

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

Result of Operations

For The Three Months Ended August 31, 2012 Compared To The Three Months Ended August 31, 2011.

We recognized $Nil revenues from operational sales during the three months ending August 31, 2012.

During the three months ended August 31, 2012, operating expenses were $10,745 compared to $16,048 for the three months ended August 31, 2011. The significant decrease of $5,303 was mainly due to a decrease in professional fees of $13,384 offset by an increase in consulting fees of $5,000. Operating expenses during the three months ended August 31, 2012, consisted of consulting fees of $5,000, professional fees of $2,468 and office and administration costs of $3,277 compared to professional fees of $15,851 and office and administration fees of $197 incurred for the three months ended August 31, 2011.

We recognized a net loss of $14,421 for the three months ended August 31, 2012, compared to a net loss of $16,048 for the three months ended August 31, 2011.
The decrease of $1,627 was a direct result of the decrease in operating expenses, as discussed above.

For The Nine Months Ended August 31, 2012 Compared To The Nine Months Ended August 31, 2011.

During the nine months ended August 31, 2012, operating expenses were $162,439 compared to $27,284 for the nine months ended August 31, 2011. The increase of $135,155 was due to an increase in consulting fees of $125,000 and an increase in professional fees of $5,573 along with an increase of $4,582 of office and administration expenses due to our pursuit of business opportunities related to the peptide technology. Operating expenses during the nine months ended August

31, 2012, consisted of consulting fees of $125,000, professional fees of $32,093 and office and administration costs of $5,346 compared to professional fees of $26,520 and office and administration fees of $764 incurred for the nine months ended August 31, 2011.

We recognized a net loss of $167,023 for the nine months ended August 31, 2012, compared to a net loss of $26,951 for the nine months ended August 31, 2011. The increase of $140,072 was a direct result of the increase in operating expenses, as discussed above.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended August 31, 2012. We believe that our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiency:

             The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On 11 July 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,000.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  mine safety disclosure.

Not Applicable.

Item 5.  Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers. Resignation of Officers Effective August 31, 2012, letters of resignation tendered by Deborah Fortescue-Merrin as President of the Company and Richard Fortescue as Secretary/Treasurer and Chief Financial Officer were accepted.

Appointment of Board Member and Officer

Effective August 31, 2012, Mr. Erik Odeen has been appointed to the Board of Directors of the Company to serve as Secretary/Treasurer until he resign or his successors be elected by the shareholders of the Company or appointed by the Board of Directors. Erik Odeen was also appointed to serve as Chief Financial Officer of the Company

Erik Odeen, CPA, CFE, is a seasoned executive with over 24 years' experience in corporate management, financial leadership, international manufacturing & distribution operations, and public accounting. He manages a consulting practice which provides financial management and strategic-planning advisory services to both public and privately-held company clients. More recently, Erik has provided

CFO and CEO services where his focus has been corporate restructuring and reorganization, SEC and BCSC reporting, resolving complex accounting issues, and corporate fraud prevention.

Mr. Odeen spent eight years in public accounting with Deloitte & Touch and PCAOB-registered McKennon, Wilson & Morgan (Irvine, CA) where he specialized in managing external audits, complex accounting issues, SEC Reporting and Sarbanes-Oxley compliance.

Mr. Odeen's public company experience ranges from start-up and development stage to Fortune 100 companies, including turn-around and M&A engagements. During his 13 year career with International Paper, Erik worked in Corporate Audit, was instrumental in the planning and implementation of financial and operating systems, and served in senior-level management positions with a division of XPEDX, IP's distribution arm. Erik earned a Bachelor of Business Administration in accounting and economics; holds an active CPA license in the state of California; and is an active member of the American Institute of Certified Public Accountants (AICPA), the California Society of CPAs (CalCPA), and the global Association of Certified Fraud Examiners (ACFE).

In consideration for accepting the appointment of Chief Financial Officer for the Company, five million (5,000,000) fully vested shares of the Company's restricted common stock were issued to Erik Odeen.


Item 6.           Exhibits

(a) Pursuant to Item 601 of Regulation S-K, the following exhibits are included herein.

     Exhibit
     Number          Description

     31.1         Section 302 Certification - Chief Executive Officer
     31.2         Section 302 Certification - Chief Financial Officer.
     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of October, 2012.


                           PEPTIDE TECHNOLOGIES, INC.



Date: October 15, 2012              By: /s/ Scott McKinley
                                        ------------------

                                    Name: Scott McKinley
                                    Title: Chief Executive Officer



Date: October 15, 2012              By: /s/ Erik Odeen
                                        --------------

                                    Name: Erik Odeen
                                    Title: Chief Financial Officer