Form 10-K
period 2012-11-30
PEPTIDE TECHNOLOGIES, INC.
filed 2013-02-28
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended November 30, 2012

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                           PEPTIDE TECHNOLOGIES, INC.
                -----------------------------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                 Name of each exchange on which
                                                        registered
----------------------------------------      ----------------------------------
Common Stock, par value $0.001 per share                        OTCBB


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes | | No |X|

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act. Yes | | No |X|

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes | |     No |X|


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                               Accelerated filer
Non-accelerated filer                                  Smaller reporting company

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No

Number of shares issued and outstanding of the registrant's class of common stock as ofJanuary 10, 2013: 149,078,000 shares of common stock.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $0.00based on the average bid and ask as ofFebruary 14, 2013.

The Company recognized nil revenues for its most recent fiscal year.


                                TABLE OF CONTENTS


                                                                                                           Page


PART I
Item 1.  Description of Business                                                                            4-9
Item 1A.  Risk Factors                                                                                     9-11
Item 1B.  Unresolved Staff Comments                                                                         12
Item 2.  Description of Property                                                                            12
Item 3.  Legal Proceedings                                                                                  12
Item 4.  Mine Safety Disclosure                                                                             12

PART II
Item 5.  Market For  Common Equity and Related Stockholder Matters                                         12-14
Item 6.  Selected Financial Data                                                                            14
Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of Operation               14
Item 7A.  Quantitative and Qualitative Disclosures of Market Risk                                           16
Item 8.  Financial Statements and Supplementary Data                                                       17-32
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure               33
Item 9A.  Controls and Procedures                                                                           33
Item 9B.  Other Information                                                                                 34

PART III
Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of   34-36
Item 11. Executive Compensation                                                                             36
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters     37
Item 13. Certain Relationships and Related Transactions and Director Independence                          37-38
Item 14. Principal Accountant Fees and Services                                                             38

PART IV
Item 15. Exhibits and Financial Statement Schedules                                                         38
Signatures                                                                                                  39

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for, our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as "estimate," "expect," "anticipate," "project," "plan," "intend," "believe," "forecast," "foresee," "likely," "may," "should," "goal," "target," "might," "will," "could," "predict" and "continue," the negative or plural of these words and other comparable terminology. These statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control and difficult to predict. If known or unknown risks materialize, or should underlying assumptions prove inaccurate, our actual results could differ materially from past results and from those expressed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed in our forward-looking statements are described in "Item 1A--Risk Factors" in this Annual Report on Form 10-K. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements.
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled "Item 1A--Risk Factors" and elsewhere in this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

Investors are advised to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports filed with the Securities and Exchange Commission (the "SEC").


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


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

On August 23, 2011, the Company entered into an Asset Purchase Agreement in which the Company, in exchange for 75,000,000 shares of the Company's restricted common stock, will receive all rights and title to proprietary technologies and formulas involving the application of specialty Peptide . On December 21, 2011 the Asset Purchase Agreement was amended and 30,000,000 of the 75,000,000 shares issued were returned to treasury and cancelled. Having done this, the Company has changed its business focus from obtaining leases for the exploration and production of oil and gas in areas of northern Alberta, Canada, to the manufacturing and distribution of natural peptide solutions to combat the economic burden caused by the zebra and quagga mussels to the hydropower electricity industry.


On December 14, 2011, Peptide Technologies, Inc. agreed to amend the Asset Purchase Agreement dated August 23, 2011. As a result of the amendment 30,000,000 restricted common shares of the Company were returned to treasury in exchange for payment of half of one percent of all gross monies received by the company from revenue produced from products derived from the use of all the formulae listed in the Assets Purchase Agreement. In addition a monthly stipend of CDN $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formula for a period of five years from the date of the amended agreement.

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

The quagga mussel is indigenous to the Dneiper River drainage of Ukraine and Ponto-Caspian Sea. It was discovered in the Bug River in 1890 by Andrusov, who named the species in 1897. The quagga mussel was first sighted in the Great Lakes in September 1989, when one was found near Port Colborne, Lake Erie, though the recognition of the quagga type as a distinct species was not until 1991. In August 1991, a mussel with a different genotype was found in a random zebra mussel sample from the Erie Canal near Palmyra, New York, and after confirmation that this mussel was not a variety of Dreissena polymorpha, the new species was named "quagga mussel" after the "quagga," an extinct African relative of the zebra. The first sighting of quagga mussels outside the Great Lakes basin was made in the Mississippi River between St. Louis, Missouri and Alton, Illinois in 1995. In January 2007, populations of quagga mussels were discovered in Lake Mead near Boulder City, Nevada, and in Lake Havasu and Lake Mohave on the California/Arizona border.

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

If you drained Lake Mead above Hoover Dam, says National Park Service biologist Bryan Moore, it would reveal that brown canyon walls that were mussel-free just two years ago are now black with quaggas at densities of up to 55,000 per square meter. The Bureau of Reclamation, which operates the Hoover, Davis and Parker dams, has employed divers with high-pressure water hoses to blow mussels out of pipelines and filter gates, and the agency retains the option of using chlorine treatments on the mussels if necessary.But those treatments are expensive, temporary and, in the case of chlorine, can have negative environmental effects.

Colonization of the Columbia River Basin (CRB) in the Pacific Northwest by zebra and quagga mussel could affect all submerged components and conduits of the Federal Columbia River Power System (FCRPS) including trash racks, raw water distribution systems (headers), turbine bearing cooling systems, diffuser plates, service and fire-water systems, and fish passage facilities.

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

Economic Impacts

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

The shipping industry worldwide spends huge amounts every year combating the effects of "fouling." Every year or two, ocean going vessels must dry-dock in order to undergo extensive work over two or more weeks to remove barnacles that have attached to the hull. Prior to dry-docking, ships gradually undergo rapid increases in additional fuel costs due to increased drag from fouling. The mechanism involved in fouling occurs in a series of three steps. Within one week, the hull surface is coated with a slimy deposit. Following this, various micro-organisms (bacteria) attach. Barnacles attach to this slimy/bacterial coating and become attached to the ship's hull using a biocement generated by a series of three proteins that undergo a conformational change, within the organism. This cement is one of, if not the strongest cement known to date of anything produced naturally.

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

Our approach allows us to construct and test a targeted peptide in weeks as opposed to the present vaccine development that can take longer than a year to make and test. We have reconstructed the Peptide in such a way that enzymes do not recognize them and therefore will not destroy them. As a result, our targeted Peptide will have the opportunity to perform the objective they were designed to fulfill. Additionally, Peptide based on structures of the naturally occurring barnacle cement proteins are non-toxic, and once sloughed off into seawater, Peptide would be eaten as totally non-toxic food by marine organisms.

The Company has developed proprietary innovative peptide proteomic technologies involving the use of Peptide to create a solution that would effectively prevent zebra and quagga muscles from attaching to equipment, water intake pipes, and even boat hulls to colonize in massive numbers. The Company uses computer algorithms to generate Peptide capable of interacting with biologically significant protein targets. When fully developed, Peptide Technologies' peptide solution will slow the rate of zebra and quagga mussel fouling as well as to eliminate the harm to water users and marine life through the use of safe, environmentally-friendly natural Peptide . While the production of an underwater adhesive that mimics the properties of mussels has been an ongoing field of research, Peptide Technologies is focused on proteins that comprise the glue that affixes the byssal threads of the zebra and quagga mussels to hard surfaces.

We have two designs that we are launching for use by the shipping and boating industry based upon our technology:

o The first was the design of specific peptide inhibitors of a bacteria that attaches to a ship's hull, which could be incorporated into paint used to coat the hull following defouling in dry-dock. The Peptide would prevent attachment of the bacteria and subsequent attachment of the barnacles. Furthermore, any release of the Peptide into the ocean as the paint wears off, would not pose any environmental threat since Peptide are biodegradable natural proteins.

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

ITEM 1A.RISK FACTORS

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

On August 23, 2011, the Company entered into an Asset Purchase to acquire intangible assets and intellectual property known as the Peptide Technology Platform. The Peptide Technology Platform includes the technology platforms for developing a variety of drug candidates and biological solutions for existing problems in humans, animals and the environment. Effective October 12, 2011, the Company changed its name to Peptide Technologies, Inc. in order to better convey a sense of the Company's new business focus. At the date of this Annual Report on Form 10-K, the Company is not profitable. Peptide must be regarded as a start-up venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

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

Peptide is not diversified and it is dependent on only one business.
-------------------------------------------------------------------

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

Peptide  will depend upon management but it will have limited  participation  of
--------------------------------------------------------------------------------
management.
----------

The Company currently has two individuals who are serving as its officers and directors. The Company will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to Peptide , to implement the Company's business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to Peptide business results in a delay in progress toward implementing the Company's business plan.

Peptide does not know of any reason other than outside business interests that would prevent them from devoting full-time to its Company, when the business may demand such full-time participation.

The departure of our key personnel  could  compromise our ability to execute our
--------------------------------------------------------------------------------
strategic plan and may result in additional severance costs to us.
-----------------------------------------------------------------

Our success largely depends on the skills, experience and efforts of our key personnel. The loss of these persons, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

We  will  need  to  recruit  and  retain  additional   qualified   personnel  to
--------------------------------------------------------------------------------
successfully grow our business.
------------------------------

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

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

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

Our  officers  and  directors  collectively  own a  substantial  portion  of our
--------------------------------------------------------------------------------
outstanding  common  stock,  and as long as they do, they may be able to control
--------------------------------------------------------------------------------
the outcome of stockholder voting.
---------------------------------

Our officers and directors are collectively the beneficial owners of approximately 38% of the outstanding shares of our common stock. As long as our officers and directors collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

We may seek to raise  additional  funds or develop  strategic  relationships  by
--------------------------------------------------------------------------------
issuing capital stock.
---------------------

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

None.


ITEM 2. DESCRIPTION OF PROPERTY

We do not own our own facilities and are presently renting an identity office in Seattle, Washington.

(a)       Real Estate                         None
(b)       Title to properties.                None
(c)       Oil and Gas Prospects.              None
(d)       Patents                             In process

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

Other than the above, the Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.


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

As a result of the change, the Company's trading symbol, on the Over The Counter Market BBboard was changed to "PEPT." During the period of August 7, 2008 through November 30, 2012, our shares have not traded.

(b)  Holders

As of January 10, 2013, there were approximately sixty-nine (69) holders of record of our common stock.


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

(d)  Securities authorized for issuance under equity compensation plans


None.

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended November 30, 2012 and 2011, the Company made the following sales and issuances of its unregistered securities.

On August 23, 2011, the Company issued a total of 75,000,000 shares of its restricted common stock in exchange for intangible assets and intellectual property referred to as the Peptide Technology Platforms. 15,000,000 of these shares were issued for Finders/Founders fees and services. On December 21, 2012, 30,000,000 of these shares were returned to treasury and cancelled based on further evaluation of the assets value.

During the three-month period from September to November 2011, the Company raised $23,000 through the sale of 23,000 shares common stock via subscription agreements sold to six investors, based on a stock price of $1.00 per share.

On January 5, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,936 (CAD $5,000). Note: during FY 2012, our stock was sold for $1.00 per share whether paid for in CAD$ or USD$, as the exchange rate did not cause any material differences in the effective price per share or number of shares received.

On January 6, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,921 (CAD $5,000).

On January 15, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,884 (CAD $5,000).

On January 24, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,943 (CAD $5,000).

On April 20, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,041 (CAD $5,000).

On July 11, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,902 (CAD $5,000).

On August 31, 2012, the Company issued 5,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a director of the Company for consulting services rendered. As a result, the Company recorded stock compensation expense of $5,000 when the stock was issued.

On September 28, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,086 (CAD $5,000).

On October 15, 2012, 20,000 shares of the Company's common stock were issued for cash proceeds of $20,402 (CAD $20,000).

On November 28, 2012, the Company issued 3,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a third party for technical services rendered. As a result, the Company recorded stock compensation expense of $3,000 when the stock was issued.

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

Stock Purchase Warrants

None.

Stock Purchase Options

None.


ITEM 6. SELECTED FINANCIAL DATA

Contained under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:

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

     (g) litigation with or legal claims and allegations by outside parties; and

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

Our registered public accounting firm's audit report on our consolidated financial statements as of and for the year ended November 30, 2012, includes a "going concern" explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below.

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

We have no employees at the present time, other than our Chief Executive Officer, Chief Financial Officer, and Vice President of Operations and Communications. We will continue to operate with very limited administrative support as our current officers continue to be responsible for developing and operational duties. We began accruing salaries for these officers during our fourth quarter of this past fiscal year. They are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

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

We believe we do not have sufficient cash resources to satisfy our needs through the end of November 30, 2013. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.


Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

At November 30, 2012, we had a working capital deficit of $803,823 compared to working capital deficit of $197,340 at November 30, 2011. At November 30, 2012, our total assets consisted of cash of $7,780, prepaid expenses of $3,494, website of $9,167 and intangible assets and intellectual property of $45,000. This compares with our total assets at November 30, 2011, which consisted of cash of $1,656, prepaid expenses of $127, and intangible assets and intellectual property of $75,000.

At November 30, 2012, our total current liabilities, consisting of accounts payable of $29,217, accrued liabilities of $254,500, accrued payroll and bonus of $447,000, accrued interest on notes payable of $3,374, and notes payable of $81,006. Whereas, at November 30, 2011, our total liabilities consisted of accounts payable of $29,848, accrued liabilities of $109,062, accrued interest on notes payable of $117 and a notes payable of $60,096.

Result of Operations - New Developments

We recognized no revenues from discontinued operations during both fiscal years ending November 30, 2012 and 2011. We have not received any revenue since our inception of the New Developments which began June 26, 2010. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

During the year ended November 30, 2012, we incurred operating expenses of $654,986 compared to operating expenses of $212,029 for the year ended November 30, 2011. The principal component of losses in 2012 were accrued payroll and bonus expenses of $447,000, consulting expense of $145,000, professional fees of $46,759, and office and administration of $16,226; compared with the principal component losses in 2011 which were consulting expense of $105,975, professional fees of $42,755, supplies of $59,130, and office and administration of $4,169. During the year ended November 30, 2012, expenses incurred by the Company increased significantly. These increased costs were due to restructuring the Company to developing the new focus and direction for the Company which resulted in an increase in salaries and bonus expense of $447,000, consulting fees of $39,025, and office/administration fees of $12,058.

The net loss for the year ended November 30, 2012 was $650,236 compared to a net loss of $212,146 for the year ended November 30, 2011. From the point of re-entry into the development state on June 26, 2010 to November 30, 2012, we have incurred a net loss of $898,221.


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

Off Balance Sheet Arrangements

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

Foreign Currency Translations

The financial statements are presented in U.S. dollars. Foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The financial statements required by this Item begin on Page F-18 of this Form 10-K.

                           PEPTIDE TECHNOLOGIES, INC.

                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

                                                                       Page
   Reports of Independent Registered Public Accounting Firm            F-19

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

            Statements of Loss and Comprehensive Loss                  F-22

            Statements of Cash Flows                                   F-23

            Statement of Changes in Stockholders' (Deficiency)         F-24

            Notes to Financial Statements                          F-25 to F-32

JAMES STAFFORD
--------------------------------------------------------------------------------

                                                            James Stafford, Inc.
                                                           Chartered Accountants
                                                Suite 360 - 1111 Melville Street
                                                     Vancouver, British Columbia
                                                                  Canada V63 3V6
                                                       Telephone +1 604 669 0711
                                                       Facsimile +1 604 669 0754
                                                            www.JamesStafford.ca






Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Peptide Technologies, Inc.
(A Development Stage Company)

We have audited the balance sheets of Peptide Technologies, Inc.(A Development Stage Company) (the "Company") as of 30 November 2012 and 2011 and the related statements of loss and comprehensive loss, cash flows and changes in stockholders' (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 November 2012 and 2011,and the results of its operations and its cash flows for the years then endedin conformity with accounting principles generally accepted in the United States of America.

The accompanyingfinancial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


    							 /s/ James Stafford
Vancouver, Canada                                     Chartered Accountants

30 January 2013, except for Note 13, as to which the date is 14 February
2013

                           PEPTIDE TECHNOLOGIES, INC.

                          (A Development Stage Company)


                              Financial Statements
                           (Expressed in U.S. Dollars)
                                November 30, 2012


                                   PEPTIDE TECHNOLOGIES, INC.
                                  (A Development Stage Company)

                                         BALANCE SHEETS

                                                                               November 30, 2012      November 30, 2011
                                                                               -----------------    ---------------------

 ASSETS

 Current assets
    Cash and cash equivalents                                                $             7,780 $                  1,656
    Prepaid expense                                                                        3,494                      127
                                                                          ------------------------------------------------

    Total current assets                                                                  11,274                    1,783

 Website (net of accumulated amortization of $833)  (Note 3)                               9,167                        -
 Intangible assets and intellectual property (Note  7)                                    45,000                   75,000
                                                                          ------------------------------------------------

 TOTAL ASSETS                                                                $            65,441 $                 76,783
                                                                          ================================================

 LIABILITIES AND STOCKHOLDERS' DEFICIT

 LIABILITIES

 Current liabilities
    Accounts payable and accrued liabilities (Note  4)                       $           730,717 $                138,910
    Notes payable and accrued interest (Note  5)                                          84,380                   60,213
                                                                          ------------------------------------------------

    Total current liabilities                                                            815,097                  199,123
                                                                          ------------------------------------------------

 STOCKHOLDERS' (DEFICIENCY)

 Capital stock (Note 8)
     Authorized:  675,000,000 common shares, par value $0.001
         Issued and outstanding:   149,078,000 and 171,023,000 at
         November 30, 2012 and November 30, 2011, respectively.                          149,078                  171,023
     Additional paid-in capital                                                          105,324                   50,265
     Accumulated other comprehensive income                                                    -                      694
 Accumulated deficit                                                                   (105,837)                (105,837)
 Accumulated deficit during development stage                                          (898,221)                (238,485)
                                                                          ------------------------------------------------
Total stockholders' deficit                                                            (749,656)                (122,340)
                                                                          ------------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $            65,441 $                 76,783
                                                                          ================================================


          The  accompanying  notes are an integral part of these statements.
                                      F-21


                                   PEPTIDE TECHNOLOGIES, INC.
                                  (A Development Stage Company)

                            STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

                                                                                                Cumulative from
                                                                                                re-entering of
                                                Year Ended            Year Ended             development stage on
                                               November 30,          November 30,                June 26, 2010
                                                   2012                  2011                to November 30, 2012
                                           -----------------    ------------------    ------------------------------

Revenue                                    $             -       $              -       $                          -

Expenses
     Consulting                                    145,000                105,975                            250,975
     Salaries and bonus (Note 4)                   447,000                      -                            447,000
     Office and administration                      16,226                  4,169                             22,675
     Professional fees                              46,759                 42,755                            113,573
     Supplies and materials                              -                 59,130                             59,130
                                           --------------------------------------------------------------------------
                                                   654,985                212,029                            893,353
                                           --------------------------------------------------------------------------
Net loss before other items                      (654,985)              (212,029)                          (893,353)
                                           --------------------------------------------------------------------------

Other items
     Foreign exchange loss                         (1,494)                      -                            (1,494)
     Interest expense (Note 5)                     (3,257)                  (117)                            (3,374)
                                           --------------------------------------------------------------------------
                                                   (4,751)                  (117)                            (4,868)
                                           --------------------------------------------------------------------------

Net loss for the period                    $     (659,736)       $      (212,146)       $                  (898,221)
                                           ==========================================================================

Other comprehensive income (loss)
     Foreign currency translation
     adjustment                                      (694)                    361                              (333)
                                           --------------------------------------------------------------------------

                                           ==========================================================================

Comprehensive loss for the period          $     (660,430)       $      (211,785)       $                  (898,554)
                                           ==========================================================================

Loss per share - basic and diluted         $        (0.00)       $         (0.00)
                                           ==========================================================================

Weighted average number of shares
outstanding                                    143,453,042            116,344,800
                                           ==========================================================================

        The accompanying notes are an integral part of these statements.
                                      F-22



                                   PEPTIDE TECHNOLOGIES, INC.
                                  (A Development Stage Company)

                                    STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative from
                                                                                                   re-entering of
                                                       Year ended           Year ended          development stage on
                                                        November             November             June 26, 2010 to
                                                        30, 2012             30, 2011             November 30, 2012
                                                 --------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss                                    $      (659,736)      $      (212,146)      $              (898,221)

Adjustments for non-cash items:
     Accrued interest                                        3,257                  117                         3,374
     Depreciation and amortization                             833                    -                           833
     Stock compensation for services                         8,000                    -                         8,000
Changes in operating assets and liabilities:
     Prepaid expenses                                      (3,367)                   73                         (784)
     Accounts payable and accrued liabilities              591,807              125,777                       729,967
                                                 --------------------------------------------------------------------
Net Cash Used in Operating Activities                     (59,206)             (86,296)                     (156,831)
                                                 --------------------------------------------------------------------

Cash Flows Used in Investing Activities
       Purchase of website                                (10,000)                    -                      (10,000)
                                                 --------------------------------------------------------------------
Net Cash Used in Investing Activities                     (10,000)                    -                      (10,000)
                                                 --------------------------------------------------------------------

Cash Flows From Financing Activities
    Issuance of common shares for cash                      55,114               23,000                        78,114
    Increase in notes payable                               20,910               44,096                        65,006
    Contribution by related party                                -               14,288                        27,288
                                                 --------------------------------------------------------------------
 Net Cash Provided by Financing Activities                  76,024               81,384                       170,408
                                                 --------------------------------------------------------------------

Increase (Decrease) in Cash during the Period
                                                             6,818              (4,795)                         3,577

Effect of Exchange Rate Changes on Cash                      (694)                  361                         (333)

Cash, Beginning Of Period                                    1,656                6,090                         4,536
                                                 --------------------------------------------------------------------

Cash, End Of Period                              $           7,780     $          1,656      $                  7,780
                                                 ====================================================================

Supplemental Disclosure Of Cash Flow
Information:
     Cash paid for:
         Interest                                $               -     $              -      $                      -
         Income taxes                            $               -     $              -      $                      -
                                                 ====================================================================


        The accompanying notes are an integral part of these statements.
                                      F-23


                                           PEPTIDE TECHNOLOGIES, INC.
                                          (A Development Stage Company)

                                 STATEMENT OF CHANGES IN STOCKHOLDERS'(DEFICIT)
                         For the Period from November 30, 2010 through November 30, 2012

                                        CAPITAL STOCK                                 ACCUMULATED
                      -----------------------------------------------
                                                                                        DEFICIT
                                                     ADDITIONAL                   DURING DEVELOPMENT      ACCUMULATED
                                                       PAID-IN                                           COMPREHENSIVE
                                                                    ACCUMULATED
                      SHARES          AMOUNT           CAPITAL        DEFICIT            STAGE           INCOME (LOSS)      TOTAL

November 30, 2010
Balance                96,000,000   $     96,000     $    13,000  $   (105,837)     $      (26,339)     $      333     $   (22,843)
                   -----------------------------------------------------------------------------------------------------------------

Common shares
issued for
property
(Note 8)               75,000,000         75,000                              -                   -              -           75,000
Common shares
issued for cash
(Note 8)                   23,000             23          22,977              -                   -              -           23,000
Contribution by
related party
(Note 6)                        -              -          14,288              -                   -              -           14,288
Foreign currency
translation
adjustment                      -              -               -              -                   -            361              361
Net loss for the
year ended
November 30, 2011               -              -               -              -           (212,146)              -        (212,146)
                   -----------------------------------------------------------------------------------------------------------------

November 30, 2011
Balance               171,023,000   $    171,023     $    50,265  $   (105,837)     $     (238,485)     $      694  $     (122,340)
                   -----------------------------------------------------------------------------------------------------------------

Common shares issued
for cash
(Note 8)                   55,000             55          55,059              -                   -              -           55,114
Common shares
cancelled             (30,000,000)       (30,000)              -              -                   -              -         (30,000)
Common shares
issued for
related party
services ( Notes
6 and 8)                5,000,000          5,000               -              -                   -              -            5,000
Common shares
issued for
contractor services
(note 8)	        3,000,000          3,000               -              -                   -              -            3,000
Foreign currency
translation                     -              -               -              -                   -          (694)            (694)
Net loss for the
year                            -              -               -              -           (659,736)              -        (659,736)
                   -----------------------------------------------------------------------------------------------------------------

November 30, 2012
Balance               149,078,000   $    149,078     $   105,324  $   (105,837)     $     (898,221)     $        -  $     (749,656)
                   =================================================================================================================



        The accompanying notes are an integral part of these statements.
                                       F-24

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


1.    NATURE AND CONTINUENCE OF OPERATIONS

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

	  On August 23, 2011, the Company entered into an Asset Purchase Agreement in which the Company, in exchange for 75,000,000 shares of the Company's restricted common stock, will receive all rights and title to proprietary technologies and formulas involving the application of specialty Peptide. The Company has changed its business focus to the manufacturing and distribution of natural peptide solutions to combat the economic burden caused by the zebra and quagga mussels to the hydropower electricity industry.

     c)   Basis of Presentation and Going Concern

          The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has negative working capital at August 31, 2012 and has total losses to date of approximately
          $1,004,058.  The  Company  requires  additional funding  to  meet  its
	  ongoing obligations and anticipated ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initia l business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from shareholders as may be required.

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

          a)   Organizational and Start-up Costs

              Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with Accounting Standards Codification ("ASC") 720-15, "Start-Up Costs."

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


          b)   Development-Stage Company

              On or around June 25, 2010, the Company abandoned its previous business of sale of original artwork and re-entered the development stage with its intended new business, which currently has no revenues. Management expects to sustain losses from operations until such time it can generate sufficient revenues to meet its anticipated cost structure. The Company is considered a development-stage company in accordance with the ASC 915, "Accounting and Reporting by Development-Stage Enterprises." A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

          c)   Income Taxes

              The Company adopted the ASC 740, "Accounting for Income Taxes." ASC 740 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

          d)   Basic and Diluted Earnings (Loss) per Share

              In accordance with ASC 260, "Earnings per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. At November 30, 2012, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

          e)   Estimated Fair Value of Financial Instruments

              The carrying value of the Company's financial instruments, consisting of cash, accounts payable, and notes payable approximate their fair value due to the short-term maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or currency risks arising from these financial statements.

              Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At November 30, 2012, approximately $938 of cash or cash equivalents was not insured by agencies of the U.S. Government.

          f)   Foreign Currency Translations

              The  financial  statements  are  presented  in  U.S.  dollars.  In accordance  with  ASC  830  "Foreign  Currency  Matters,"  foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


          g)   Comprehensive Income (Loss)

              The Company adopted ASC 220, "Reporting Comprehensive Income." ASC 220 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

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

          j)   Recent Accounting Pronouncements

              In July 2012, he Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "Intangibles - Goodwill and Other."This update presents an entity with the option to first to assess qualitative factors to
              determine   whether   it  is  more   likely   than   not  that  an
              indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, "Intangibles - Goodwill and Other - General Intangibles Other than Goodwill." The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. ASU No. 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this update will not have a material effect on the Company's financial statements.

              In December 2011, FASB issued ASUNo. 2011-12, "Comprehensive Income." This update amends certain pending paragraphs in ASU No. 2011-05 "Presentation of Comprehensive Income," to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. ASU No. 2011-12 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-12 relates only to the presentation of comprehensive income, adoption of this update will not have a material effect on the Company's financial statements.

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

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

              In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, adoption of this update will not have a material effect on the Company's financial statements.

          k)   Reclassifications

              Certain comparative figures have been reclassified in order to conform to the current year's financial statement presentation with no effect on earnings.

          l)   Other

              The Company consists of one reportable business segment.

              The Company paid no dividends during the periods presented.

3.       WEBSITE

         The Company purchased a website during October 2012 for $10,000. This website has a useful life of three(3) years, and the cost is being amortized over the life of the asset. As of November 30, 2012, accumulated amortization was $833.

4.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                                         As of November 30,         As of November 30,
                                                                2012                       2011
                                                        ----------------------     ----------------------

Accounts Payable                                    $                  29,217   $                 29,847
Accrued Liabilities                                                   254,500                    109,063
Accrued Payroll and Payroll Taxes                                     147,000                          -
Accrued Bonus                                                         300,000                          -
                                                        ----------------------     ----------------------
Total Accounts Payable and Accrued Liabilities      $                 730,717  $                 138,910
                                                        ======================     ======================


         Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

         During the year ended November 30, 2012, the Board approved salaries for the Company's three (3) employees. Effective September 1, 2012, monthly salaries of $25,000 and $20,000 started to be accrued for the CEO and CFO, respectively. Effective November 1, 2012, a monthly salary of $6,000 started to be accrued for the Vice President of Operations & Communication. Total wages as of November 30, 2012 was $141,000. Total accrued payroll taxes as of November 30, 2012 are $6,000.

         Effective October 1, 2012, the Board approved a $300,000 bonus for the CEO to recognize the CEO's contributions toward the Company's successful start-up. This bonus was earned in-full and accrued for as of November 30, 2012.

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

5.       NOTES PAYABLE AND ACCRUED INTEREST


                                                                                November 30,           November 30,
                                                                                    2012                   2011
                                                                              ------------------     -----------------

       During the year ended  November  30,  2010,  Fotoview  Inc.  ("Fotoview")
       issued a loan of $16,000 to a former  director of the Company to purchase
       4,000,000  restricted  common shares of the Company.  Upon the director's resignation,  the 4,000,000  common shares were cancelled and the Company assumed the loan payable to  Fotoview.  The loan is  unsecured,  bears no
       interest, and has no fixed terms of repayment.                           $        16,000   $            16,000

       On September 21, 2011, PSI Services  ("PSI") issued a loan of $500 to the            500                   500
       Company. The loan is unsecured, bears no interest, and has not fixed terms of repayment.

       On  November  13,  2011,  PSI issued a loan of  CAD$45,000  to the                47,465                43,713
       Company. The loan is unsecured and bears interest at a rate of 6% per annum. Principal and accrued interest is due November 13, 2013. The loan payable to PSI as at November 30, 2012 consists of pricipal and accrued interest of USD$44,650 (2011 - $USD$43,596) and USD$2,815 (2011 -
       USD$117), respectively.

       On June 1, 2012, PSI issued a loan of CAD$20,000 to the Company. The loan is unsecured and bears interest at a rate of 6% per annum.  Principal and accrued  interest is due on May 31,  2013.  The loan payable to PSI as at
       November  30,  2012  consists  of  principal  and  accrued   interest  of
       USD$19,856 (2011 - $Nil) and USD$559 (2011 - $Nil), respectively.                 20,415                     -
                                                                           ------------------------------------------
       Balance as of November 30, 2012                                     $             84,380   $            60,213
                                                                           ==========================================

6.       RELATED PARTY TRANSACTIONS

         During the year ended November 30, 2012, a director and shareholder of the Company made cash contribution in the amount of $Nil (2011 -$14,288, Cumulative - $27,288).

         During the year ended November 30, 2012, the Company issued 5,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a director of the Company for consulting services rendered (Notes 8 and 11).

         During the year ended November 30, 2012, the Company accrued salaries and benefits of $441,000 to officers of the Company (2011 - $Nil) (Note 4).

7.       INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY


         On August 23, 2011, the Company entered into an agreement (the "Asset Purchase Agreement") with unrelated parties that subsequently became directors of the Company to acquire intangible assets and intellectual property known as the Peptide Technology Platforms (the "Platforms") in exchange for 75,000,000 common shares of the Company (issued on August 23, 2011) (Notes8 and 11).

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


         On December 14, 2011 the Company entered into an amended agreement amending the Asset Purchase Agreement dated August 23, 2011 (the "Amended Asset Purchase Agreement") and, as a result, a total of 30,000,000 common shares were returned to treasury and cancelled (Notes8 and 11) in exchange for payment of half of one percent of all gross monies received by the Company from revenue produced from products derived from the use of all the formulae listed in the Assets Purchase Agreement. In addition, a monthly stipend of CAD $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the Amended Asset Purchase Agreement (Note 10). This transaction has been recorded as a reduction of intangible assets and intellectual property and a reduction in share capital equal to $30,000.


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

8.       CAPITAL STOCK

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


         The total issued and outstanding capital stock is 149,078,000 common shares with a par value of $0.001 per common share. The Company's common stock issuances to date are as follows:

          o On August 23, 2011, the Company issued 75,000,000 shares of its restricted common stock in exchange for intangible assets and intellectual property. On December 21, 2011 a total of 30,000,000 common shares were returned to treasury and cancelled (Notes7 and 11).

          o During October and November 2011, 23,000 shares of the Company's common stock were issued for cash proceeds of $23,000.

          o On January 5, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,936 (CAD $5,000).

          o On January 6, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,921 (CAD $5,000).

          o On January 15, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,884 (CAD $5,000).

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


          o On January 24, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,943 (CAD $5,000).

          o On April 20, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,041 (CAD $5,000).

          o On July 11, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,902 (CAD $5,000).

          o On August 31, 2012, the Company issued 5,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a director of the Company for consulting services rendered (Notes 6and 11). As a result, the Company recorded stock compensation expense of $5,000 when the stock was issued.

          o On September 28, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,086 (CAD $5,000).

          o On October 15, 2012, 20,000 shares of the Company's common stock were issued for cash proceeds of $20,402 (CAD $20,000).

          o On November 28, 2012, the Company issued 3,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a third party for technical services rendered. As a result, the Company recorded stock compensation expense of $3,000 when the stock was issued (Note 11).

9.       INCOME TAXES

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                Period Ending         Estimated               Estimated
                                         NOL         NOL     Tax Benefit       Valuation
                                    Carry-forward  Expires     from NOL          Allowance     Net Tax Benefit
         -----------------------------------------------------------------------------------------------------

              November 30, 2010         116,675      2030        40,836          (40,836)              -
              November 30, 2011         328,821      2031      115,087          (115,087)             -
              November 30, 2012         980,558      2032      343,195          (343,195)             -


         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

                                                          2012           2011
             Income tax benefit at statutory rate
             resulting from net
             operating loss carry forward                 (35%)          (35%)
             Deferred income tax valuation allowance       35%            35%
                                                       ------------    ---------
             Actual tax rate                               0%             0%
                                                       ============    =========

As at November 30, 2012, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


10.      COMMITMENTS

         The Company is committed to paying half of one half percent of all gross monies received by the Company from revenue produced from products derived from the use of all the formula listed in the Assets Purchase Agreement. In addition a monthly stipend of CAD $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the Amended Asset Purchase Agreement (Note 7).

11.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         On August 23, 2011, 75,000,000 shares of the Company's restricted common stock, valued at $75,000, were issued in exchange for intangible assets and intellectual property. On December 21, 2011, 30,000,000 shares of the Company's restricted common stock were returned to treasury and cancelled (Notes 7 and 8).

         On August 31, 2012, the Company issued 5,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a director of the Company for consulting services rendered (Notes 6 and 8). As a result, the Company recorded stock compensation expense of $5,000 when the stock was issued.

         On November 28, 2012, the Company issued 3,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a third party for technical services rendered. As a result, the Company recorded stock compensation expense of $3,000 when the stock was issued (Note 8).

12.      CONTINGENCIES

         On November 22, 2010, the Company was served with a claim filed by a former director and officer of the Company. The claim alleges that the former director and officer of the Company suffered losses and damages as a result of the failure of the Company in providing him with corporate documents and implementing a change of the board of directors. The Company has retained legal counsel to address the claim. On December 8, 2010, the Company filed a Statement of Defense requesting that the claim be dismissed. In the opinion of management, this claim is without merit and the Company intends to defend this claim vigorously. As a loss is not deemed probable, no accruals have been made as of November 30, 2012.

13.      SUBSEQUENT EVENTS

         The following reportable events occurred during the year ended November 30, 2012 to the date the financial statements were available to be issued on February 14, 2013:

         On December 11, 2012, the Company formerly engaged BB&T Capital Markets ("BB&TCM") to act as the Company's exclusive financial advisor and agent in connection with developing strategic alternatives for the Company regarding debt financings, licensing of intellectual properties developed by the Company, equity raises, sale of intellectual properties, or other capital markets transactions that may develop over the course of a 24 month agreement.

         The Company is to pay BB&TCM an advisory fee of three percent of the face amount of the financial transactions advised upon during the course of the engagement, due and payable at closing of any contemplated transactions under the agreement.

         Additionally, the Company is to defend, indemnify and hold BB&TCM, its parent company, subsidiaries and affiliates and its and their directors, officers, employees, agents and successors and assigns harmless from and against any losses, suits, actions, claims, damages, costs and or other liabilities which any indemnified person may incur as a result of acting on behalf of the Company in connection with this engagement

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.CONTROLS AND PROCEDURES


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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of January 2, 2013 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Our management, with the participation of the President and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on that evaluation, our management concluded that, as of November 30, 2012, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency:

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

ITEM 9B.Other Information

None.


                                    PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers


The following table sets forth the names, ages and positions of the current directors and executive officers of the Company, as of the date of this filing:

      Name                         Age     Offices Held
      ---------------------------------------------------------------------

      Scott McKinley               58      Chairman of the Board, CEO

      Erik Odeen                   46      Secretary/Treasurer, CFO


During the year ended November 30,2012, we had the following changes in management:

     o Effective August 31, 2012, letters of resignation tendered by Deborah Fortescue-Merrin as President of the Company and Richard Fortescue as Secretary/Treasurer and Chief Financial Officer were accepted.

     o Effective July 16, 2012, Scott McKinley was appointed Chief Executive Officer. Dr. McKinley will continue to serve as Chairman of the Board.

     o Effective August 31, 2012, Mr. Erik Odeen was appointed to the Board of Directors of the Company to serve as Secretary/Treasurer until he resign or his successors be elected by the shareholders of the Company or appointed by the Board of Directors. Erik Odeen was also appointed to serve as Chief Financial Officer of the Company

     o Effective November 1, 2012, Mr. Bruce Sellars was hired to fill the position of Vice President of Operations & Communications.



Dr. Scott McKinley, B.Sc., M.Sc., Ph.D. Chairman, Chief Executive Officer

Dr. McKinley received his Ph.D. from the University of Waterloo. He has mentored and supervised the research of dozens of graduate students and postdoctoral fellows. He has also been the recipient of two prestigious Research Chairs: a) Natural Sciences and Engineering Research Council ("NSERC") /Industrial Research Chair and b) Canada Research Chair (Tier 1). Dr. McKinley holds a number of directorships including the Vancouver Aquarium, Centre for Aquaculture and Environmental Research (a partnership between UBC and Department of Fisheries and Oceans ["DFO"]), and Pacific Ocean Shelf Tracking ("POST"). Dr. McKinley was recently appointed to be a member of the High Level Expert Forum on how to feed the world population in 2050, sponsored by the Food and Agriculture Organization of the United Nations.

Dr. McKinley is currently a Professor of Animal Science at University of British Columbia. He has over 30 years of experience in the field of ecology, animal physiology and biochemistry. He has conducted his research across Canada and Europe in fresh and marine waters. He has held a senior Canada Research Chair and an Industrial and Natural Sciences and Engineering Chair and has author two patents. He has served as Chair of the Technical Board of Experts for the Great Lakes Fishery Commission, Research committee for the Pacific Ocean Shelf Tracking (POST) study, and a member of the Board of Directors for POST and the Vancouver Aquarium. He is presently Director of the West Vancouver Marine Laboratory.

Dr.  McKinley   Professor   McKinley  has  authored  more  than  150  scientific
publications as well asseveral book chapters.

Erik Odeen, CPA CFE,  Secretary/Treasurer, Chief Financial Officer

Erik Odeen, CPA, CFE, is a seasoned executive with over 25 years' experience in corporate management, financial leadership, international manufacturing & distribution operations, and public accounting. He manages a consulting practice which provides financial management and strategic-planning advisory services to both public and privately-held company clients. More recently, Erik has provided CFO and CEO services where his focus has been corporate restructuring and reorganization, SEC and BCSC reporting, resolving complex accounting issues, and corporate fraud prevention.

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

Bruce M. Sellars, PEng., MBA Vice President, Operations & Communications

Bruce Sellars, a registered Professional Engineer, has over 35 years of business experience in a variety of technical and managerial positions, utilizing his engineering, sales, marketing and finance skills. He has founded several companies and has been a director of two publicly-traded companies.

Mr. Sellars has held management level positions in business development and marketing for firms in the renewable energy, oil and gas, electric utility, and water and wastewater utility industries. These companies include Texaco Canada, Nexen, North Canadian Oils, EPCOR, TransAlta, Hydroxyl, Hill Murray & Associates, Highwater Power and Cedar Road LFG. He has created and executed strategic and tactical marketing and sales plans, and led business development and sales teams.

In British Columbia,  Mr. Sellars operates a successful  consulting company, Gas
Power Technologies Inc., which provides business development services. Assignments have included implementing and constructing a land fill gas recovery project, permitting several small hydroelectric projects in BC, and the installation of wastewater treatment plants. The Company has represented two European turbine manufacturing companies in North America. Annual sales exceeded $6 Million, on average.

Mr. Sellars has a Bachelor of Applied Science in Chemical Engineering from the University of Toronto, and an MBA from the University of Alberta. He is a registered Professional Engineer in Alberta and British Columbia, Canada. Additionally, Mr. Sellars has been a speaker at several small hydro and renewable energy conferences.


Family Relationships

None as of November 30, 2012.


Audit Committee and Audit Committee Financial Expert Disclosure

The Company does not currently have a formal audit committee; audit committee functions are performed by our Directors. Our Directors are not deemed independent; as they also hold positions as officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

The Company's CFO, Erik Odeen, CPA, CFE, is the financial expert serving on the Board of Directors.


Code of Conduct and Code of Ethics for Senior Management

The Company has implemented a Code of Conduct and A Code of Ethics for Senior Management, which are both located on our website www.peptidetechnologiesinc.com. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC and BCSC, and compliance with applicable governmental laws and regulations. We believe our codes are reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the codes.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended November 30, 2012, there were no filing delinquencies.


ITEM 11.EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid (or accrued) by us during the year ended November 30, 2012 and 2011, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO).


                         Fiscal Salary            Stock    Option   Non-Equity   Non-Qualified   All Other
                          Year  Earned           Awards   Awards  Incentive Plan  Deferred     Compensation*
        Name and                  or               ($)      ($)   Compensation  Compensation       ($)
        Principal                Paid     Bonus                        ($)        Earnings                    Totals
        Position                  ($)      ($)                                       ($)                        ($)

 DeborahFortescue-Merrin  2012  $  -         -        -        -          -            -              -       $   -
        President         2011     -         -        -        -          -            -              -       $   -

    RichardFortescue      2012  $  -         -        -        -          -            -              -       $   -
Chief Financial Officer,
  Secretary, Treasurer    2011     -         -        -        -          -            -              -           -

     Scott McKinley
Chief Executive Officer,
        Chairman          2012  $75,000   300,000    -         -          -            -              -       $ 375,000
                          2011     -         -       -         -          -            -              -       $   -

    William Campbell
Chief Scientific Officer  2012  $  -         -       -         -          -            -              -       $   -
                          2011     -         -       -         -          -            -              -       $   -

       Erik Odeen
Chief Financial Officer,
  Secretary, Treasurer    2012  $60,000      -      5,000      -          -            -              -       $  65,000
  (effective August 31,   2011     -         -       -         -          -            -              -       $   -
   2012)




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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of November 30, 2012 with respect to any person (including any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's common stock. As of November 30, 2012, there were 149,078,000 shares of common stock outstanding.

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


The table also shows the number of shares beneficially owned as of November 30, 2012 by each of the individual directors and executive officers and by all directors and executive officers as a group.


                                         Position                               Amount and Nature          Percent
Nameof Beneficial Owner                                                         of Beneficial Owner     Of Common Stock
------------------------------------------------------------------------------------------------------------------------

                               Chief Executive Officer, Chief Operating
Scott McKinley                 Officer, Chairman                                    50,000,000               33.5%
Erik Odeen                     Chief Financial Officer, Secretary,                   6,300,000                4.2%
			       Treasurers
                               Total Officer and Directors                          56,300,000               37.8%
                                                                           ====================

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d) (1). Based on 149,078,000 shares of common stock issued and outstanding.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE.

Ms. Deborah Fortescue-Merrin, the prior President of the Company and Mr. Richard Fortescue, the prior Secretary/Treasurer and Chief Financial Officer for the Company are brother and sister. Both resigned from the Company effective August 31, 2012.

In accordance with the Asset Purchase Agreement dated August 23, 2011, the Company issued a total of 75,000,000 shares of its restricted common stock in exchange for intangible assets and intellectual property referred to as the Peptide Technology Platforms. 60,000,000 of these restricted shares were issued equally; 30,000,000 shares to William Campbell and 30,000,000 shares to Scott McKinley. The balance of 15,000,000 restricted shares were issued equally; 7,500,000 shares to Deborah Fortescue-Merrin and 7,500,000 shares to Richard Fortescu. Upon their resignations, Deborah Fortescue-Merrin and Richard Fortescue each relinquished 6,500,000 shares of common stock to Scott McKinley upon his acceptance of Chief Executive Officer for the Company.

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


ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors James Stafford Inc. for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10Q during the fiscal year ended November 30, 2012 and 2011 were $14,385 and $12,652, respectively. The aggregate fees billed by our auditors, Schumacher & Associates, for professional services rendered for the audit of our annual financial statements, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years ended November 30, 2012 and 2011, were $0 and $1,000 respectively.

Audit Related Fees

We incurred no fees to auditors for audit related fees during the fiscal years ended November 30, 2012 and 2011.

Tax Fees

We incurred no fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended November 30, 2012 and 2011.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal years ended November 30, 2012 and 2011.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.


The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


Exhibit Index

     10.1         Asset Purchase Agreement, dated August 23, 2011(2)
     10.2         Amendment to the Asset Purchase Agreement, dated December 14,
                  2011 (3)
     31.1         Section 302 Certification - Chief Executive Officer *
     31.2         Section 302 Certification - Chief Financial Officer. *
     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer. *
     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.*

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14thday of February, 2013.


                                   PEPTIDE TECHNOLOGIES, INC.



Date: February 28,2013              By: /s/ Scott McKinley
                                        -------------------------------------
                                    Name: Scott McKinley
                                    Title: Chairman& Principal Executive Officer



Date: February 28, 2013             By: /s/ Erik Odeen
                                        --------------------------------------
                                    Name: Erik Odeen
                                    Title: Chief Financial Officer & Principal
                                    Accounting Officer