Form 10-Q
period 2013-02-28
PEPTIDE TECHNOLOGIES, INC.
filed 2013-04-12
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2013

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

Larger accelerated filer [ ]                               Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [X]


Number of shares issued and outstanding of the registrant's class of common stock as of April 11, 2013: 149,078,000 shares of common stock

The Company recognized $nil revenues during the quarter ended February 28, 2013.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   Page
                                                                            ----

         Interim Balance Sheets                                              F-6

         Interim Statements of Loss and Comprehensive Loss                   F-7

         Interim Statements of Cash Flows                                    F-8

         Interim Statement of Changes in Stockholders' Deficiency            F-9

         Notes to Interim Financial Statements                      F-10 to F-14

Item 2.  Management's Discussion and Analysis or Plan of Operations          15

Item 3   Quantitative and Qualitative Disclosure about Market Risk           21

Item 4   Controls and Procedures                                             21


PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                   21

Item 1A. Risk Factors - Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         22

Item 3.  Defaults upon Senior Securities - Not Applicable                    22

Item 4.  Mine Safety Disclosures - Not Applicable                            22

Item 5.  Other Information                                                   22

Item 6.  Exhibits                                                            22

SIGNATURES                                                                   23

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                February 28, 2013
                                   (Unaudited)


                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS




                           PEPTIDE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                          Interim Financial Statements
                          (Expressed in U.S. Dollars)
                                  (Unaudited)
                               February 28, 2013

                           PEPTIDE TECHNOLOGIES, INC.

                          (A Development Stage Company)




                          INTERIM FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                FEBRUARY 28, 2013


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

    Interim Statements of Cash Flows                             F-8

    Interim Statement of Changes in Stockholders' Deficiency     F-9

    Notes to Interim Financial Statements                        F-10 to F-14




                                               PEPTIDE TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                                                 INTERIM BALANCE SHEETS



                                                                            February 28, 2013        November 30, 2012
                                                                               (Unaudited)               (Audited)
                                                                           --------------------     -------------------

 ASSETS

 Current assets

    Cash and cash equivalents                                            $                4,780 $                 7,780
    Prepaid expense                                                                           -                   3,494
                                                                        ------------------------------------------------


    Total current assets                                                                  4,780                  11,274

 Website (net of accumulated amortization of $1,667)  (Note 3)                            8,333                   9,167
 Intangible assets and intellectual property (Note 7)                                    45,000                  45,000
                                                                        ------------------------------------------------


 TOTAL ASSETS                                                            $               58,113 $                65,441
                                                                        ================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

 Current liabilities
    Accounts payable and accrued liabilities (Note 4)                    $             967,962  $               730,717
    Notes payable (Note  5)                                                             84,171                   84,380
                                                                        ------------------------------------------------


    Total current liabilities                                                         1,052,133                 815,097
                                                                        ------------------------------------------------

 STOCKHOLDERS' DEFICIENCY

 Capital stock (Note 8)
     Authorized:  675,000,000 common shares, par value $0.001
         Issued and outstanding:   149,078,000 and 149,078,000 at
         February 28, 2013and November 30, 2012, respectively.                          149,078                 149,078

     Additional paid-in capital                                                         105,324                 105,324

 Accumulated deficit                                                                   (105,837)              (105,837)

 Accumulated deficit during development stage                                       (1,142,585)               (898,221)
                                                                        ------------------------------------------------

           Total stockholders' deficit                                                (994,020)               (749,656)
                                                                        ------------------------------------------------


 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $               58,113 $                65,441
                                                                        ================================================

                            The accompanying notes are an integral part of these statements.
                                                           F-3



                                               PEPTIDE TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                                    INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                                       (Unaudited)

                                                                                                       Cumulative Amounts
                                                                                                      from re-entering of
                                                 For the three-month        For the three-month       development stage on
                                                    period ended               period ended             June 26, 2010 to
                                                  February 28, 2013          February 29, 2012         February 28, 2013
                                               -----------------------------------------------------------------------------

Expenses
   Consulting                               $                   75,000  $                120,000  $                 325,975
   Salaries and bonus (Note 4)                                 159,000                         -                    606,000
   Office and administration                                     1,940                       947                     24,615
   Professional fees                                             8,633                    21,989                    122,206
Supplies and materials                                               -                         -                     59,130
                                               -----------------------------------------------------------------------------

                                                               244,573                   142,936                  1,137,926
                                               -----------------------------------------------------------------------------

Net Loss before Other Items                                  (244,573)                 (142,936)                (1,137,926)
                                               -----------------------------------------------------------------------------

Other Items
   Foreign exchange gain (loss)                                  1,136                     (837)                      (358)
   Interest expense (Note 5)                                     (927)                     (671)                    (4,301)
                                               -----------------------------------------------------------------------------

Net Loss For The Period                                      (244,364)                 (144,444)                (1,142,585)
                                               =============================================================================

Other Comprehensive Loss
   Foreign currency translation adjustment                           -                     (694)                      (333)
                                               -----------------------------------------------------------------------------

Comprehensive Loss For the Period           $                (244,364)  $              (145,138)  $             (1,142,918)
                                               =============================================================================

Loss per share- Basic and diluted           $                   (0.00)  $                 (0.00)
                                               =================================================

Weighted Average Number of Shares
Outstanding                                                149,078,000               147,956,517
                                               =================================================

        The accompanying notes are an integral part of these statements
                                      F-4



                                               PEPTIDE TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                                            INTERIM STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                            For the             For the             Cumulative from
                                                          three-month         three-month            re-entering of
                                                         period ended         period ended        development stage on
                                                         February 28,         February 29,          June 26, 2010 to
                                                             2013                 2012             February 28, 2013
                                                        ----------------    -----------------    -----------------------

Cash Flows used in Operating Activities
     Net loss                                        $        (244,364)  $         (144,444)  $             (1,142,585)
Adjustments for non-cash items:
    Accrued interest                                                927                  671                      4,301
    Foreign exchange loss                                             -                1,552                          -
Amortization                                                        834                    -                      1,667
      Common shares issued for service                                -                    -                      8,000
Changes in operating assets and liabilities
     Prepaid expenses                                             3,494                 (51)                      2,710
     Accounts payable and accrued liabilities                   237,245              127,754                    967,212
                                                     -------------------------------------------------------------------
Net cash used in operating activities                           (1,864)             (14,518)                  (158,695)
                                                     ===================================================================

Cash Flows From Investing Activities
Website                                                               -                    -                   (10,000)
                                                     -------------------------------------------------------------------
Net cashused in investingactivities                                   -                    -                   (10,000)
                                                     ===================================================================


Cash Flows From Financing Activities
    Issuance of common shares                                         -               20,000                     78,114
    Decrease in note payable                                    (1,136)                    -                     63,870
    Contribution by related party                                     -                    -                     27,288
                                                     -------------------------------------------------------------------
Net cash used in financing activities                           (1,136)               20,000                    169,722
                                                     ===================================================================

Increase (decrease) in Cash during the Period                   (3,000)                5,482                        577
Effect of Exchange Rate Changes on Cash                               -                (694)                      (333)

Cash, Beginning of Period                                         7,780                1,656                      4,536
                                                     -------------------------------------------------------------------
Cash, End of Period                                  $            4,780  $             6,444  $                   4,780
                                                     ===================================================================

Supplemental Disclosure of Cash Flow Information
     Cash paid for:
         Interest                                    $                -  $                 -  $                       -
         Income taxes                                $                -  $                 -  $                       -


        The accompanying notes are an integral part of these statements.
                                      F-5




                                               PEPTIDE TECHNOLOGIES, INC.
                                              (A Development Stage Company)

                                      INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
                             For the Period from November 30, 2011 through February 28, 2013
                                                       (Unaudited)

                                  CAPITAL STOCK                                      ACCUMULATED
                 ------------------------------------------------
                                                  ADDITIONAL                        DEFICIT DURING    ACCUMULATED
                                                    PAID-IN        ACCUMULATED       DEVELOPMENT     COMPREHENSIVE
                    SHARES           AMOUNT         CAPITAL          DEFICIT            STAGE        INCOME (LOSS)       TOTAL
                 -------------------------------------------------------------------------------------------------------------

November 30,
2011
Balance             171,023,000  $   171,023  $    50,265     $      (105,837)  $     (238,485)   $          694  $ (122,340)

Common shares
issued
for cash
(Note 8)                 55,000           55       55,059                    -                -                -       55,114
Common shares
cancelled          (30,000,000)     (30,000)            -                    -                -                -     (30,000)
Common shares
issued for
related party
services
(Notes 6
and 8)                5,000,000        5,000            -                    -                -                -        5,000
Common shares
issued for
contractor
services
(Note 8)              3,000,000        3,000            -                    -                -                -        3,000
Foreign currency
translation
adjustment                    -            -            -                    -                -            (694)        (694)
Net loss for
the year                      -            -            -                    -        (659,736)                -    (659,736)
------------------------------------------------------------------------------------------------------------------------------

November 30,
2012 Balance        149,078,000  $   149,078  $   105,324     $      (105,837)  $     (898,221)   $            -  $ (749,656)
------------------------------------------------------------------------------------------------------------------------------

Net loss for
the period                    -            -               -                 -        (244,364)                -    (244,364)
------------------------------------------------------------------------------------------------------------------------------
February 28,
2013 Balance        149,078,000      149,078  $   105,324     $      (105,837)  $   (1,142,585)   $            -  $ (994,020)
------------------------------------------------------------------------------------------------------------------------------

                                              F-6

                           PEPTIDE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     -------------------------------------
                                28 February 2013
                                  (Unaudited)



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

     On August 23, 2011, the Company entered into an Asset Purchase Agreement in which the Company, in exchange for 75,000,000 shares of the Company's restricted common stock, received all rights and title to proprietary technologies and formulas involving the application of specialty Peptides. The Company has changed its business focus to the manufacturing and distribution of natural peptide solutions to combat the economic burden of bio-fouling.

     The Company has developed the first all-natural, sustainable solution to the increasing problem of bio-fouling. Our solutions are safe "green" organic-based anti-fouling products used to combat the rapidly growing problems caused by the attachment of hard fouling agents in the marine and freshwater environments. The Company's patent-protected approach not only significantly minimizes the attachment of hard fouling agents (mussels, barnacles etc.) but is also highly effective in preventing the build-up of any bio-film layer as well.

     Our organic-based solutions are effective in both the marine and freshwaters, and are environmentally friendly and non-toxic to water users and all aquatic life. Additionally, our anti-fouling paints will adhere to both stationary (concrete, steel) and flexible substrates (netting, etc.). Our paints and protective coatings are available in a number of colors and can be tailored to coat flexible or fixed substrates.

     Targeted applications for our products are:

          o Hydro-electric facilities and dams (i.e., water in-take pipes, valves);
          o Ship hulls (i.e., barnacle covered hulls can increase fuel usage by more than 40%);
          o    Commercial fish nets;
          o    Pearling and Aquaculture industry;
          o    Drinking water treatment facilities;
          o    Farm irrigation water;
          o    Navigation locks;
          o    Oil rigs (FPSO); and
          o    Other cement and/or steel substrates

     Unlike other anti-fouling paints, the Company's anti-fouling paints are the only ones to receive a non-hazardous and non-toxic grade by Risk Management Technology ChemAlert, Australia - a Government sanctioned certification.

                           PEPTIDE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     -------------------------------------
                                28 February 2013
                                  (Unaudited)

c)   Unaudited Statements

     While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited November 30, 2012 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements for the year ended November 30, 2012, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     The information as of November 30, 2012, is taken from the audited financial statements as of that date.


d)   Basis of Presentation

     The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has negative working capital at February 28, 2013, and has losses to date of approximately $1,248,422. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying interim balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management is actively seeking to add new products and/or services in order to show profitability. To date, due to the continued economic conditions, they have not yet been able to find products and services that would contribute to their business. We believe that actions planned and presently being taken to revise its operating and financial requirements will provide the opportunity for the Company to continue as a going concern. The interim financial statements do not include any adjustments that might result from these uncertainties.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income". This update requires an entity to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on the respective line items in net income in one place, and in some cases, cross-references to related footnote disclosures. The update applies to public companies for all reporting periods presented, including interim periods, and to nonpublic entities for annual reporting periods. ASU No. 2013-02 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 for public companies, with early adoption permitted. The adoption of this update did not have a material effect on the Company's financial statements.

                           PEPTIDE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     -------------------------------------
                                28 February 2013
                                  (Unaudited)

     In July 2012, FASB issued ASU No. 2012-02, "Intangibles - Goodwill and Other". This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, "Intangibles - Goodwill and Other - General Intangibles Other than Goodwill". The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. ASU No. 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this update did not have a material effect on the Company's financial statements.

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

3.   WEBSITE

     The Company purchased a website during October 2012 for $10,000. This website has a useful life of three(3) years, and the cost is being amortized over the life of the asset. As of February 28, 2013, accumulated amortization was $1,667 (30 November 2012: $833).


4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                                                                  As of November 30,
                                                       As of February 28,                2012
                                                              2013                     (Audited)
                                                      ----------------------     ----------------------

Accounts payable and accrued liabilities          $                  39,962   $                 29,217
Accrued liabilities                                                 322,000                    254,500
Accrued payroll and payroll taxes                                   306,000                    147,000
Accrued bonus                                                       300,000                    300,000
                                                      ----------------------     ----------------------
Total accounts payable and accrued liabilities    $                 967,962  $                 730,717
                                                      ======================     ======================

     Accounts  payable  and  accrued   liabilities  are  non-interest   bearing,
     unsecured and have settlement dates within one year.

     During the year ended November 30, 2012, the Board approved salaries for the Company's three (3) employees. Effective September 1, 2012, monthly salaries of $25,000 and $20,000 started to be accrued for the CEO and CFO, respectively. Effective November 1, 2012, a monthly salary of $6,000 started to be accrued for the Vice President of Operations & Communication (Note 10).

     Total wages accrued as of February 28, 2013, was $294,000 (30 November 2012: $141,000). Total accrued payroll taxes as of February 28, 2013, are $12,000 (30 November 2012: $6,000).

     Effective October 1, 2012, the Board approved a $300,000 bonus for the CEO to recognize the CEO's contributions toward the Company's successful start-up. This bonus was earned in-full and accrued for as of February 28, 2013.

                           PEPTIDE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     -------------------------------------
                                28 February 2013
                                  (Unaudited)



5.   NOTES PAYABLE AND ACCRUED INTEREST


                                                                                February 28,           November 30,
                                                                                    2013                   2012
													 (Audited)
                                                                              ------------------     -----------------

       During the year ended  November  30,  2010,  Fotoview  Inc.  ("Fotoview")
       issued a loan of $16,000 to a former  director of the Company to purchase
       4,000,000  restricted  common shares of the Company.  Upon the director's resignation,  the 4,000,000  common shares were cancelled and the Company assumed the loan payable to  Fotoview.  The loan is  unsecured,  bears no
       interest, and has no fixed terms of repayment.                           $        16,000   $            16,000

       On September 21, 2011, PSI Services  ("PSI") issued a loan of $500 to the            500                   500
       Company. The loan is unsecured, bears no interest, and has not fixed terms of repayment.

       On  November  13,  2011, PSI issued a loan of CAD $45,000 to the Company          47,318                47,465
       Company.  The loan is unsecured and  bears interest at  a rate of 6% per annum. Principal and accrued interest is due November 13, 2013. The loan payable to PSI as at February 28, 2013  consists of pricipal and accrued interest of USD $43,862  (November 30, 2012 - USD$44,650) and USD $3,456
       November 30, 2012 - USD $2,815), respectively.

       On June 1, 2012, PSI issued a loan of CAD$20,000 to the Company. The loan is unsecured and bears interest at a rate of 6% per annum.  Principal and accrued  interest is due on May 31,  2013.  The loan payable to PSI as at
       February 28,  2013  consists   of  principal  and  accrued   interest  of
       USD$19,508 (November 30, 2012 - $19,856) and USD$845 (November 30, 2012 -
       $559), respectively.                 					         20,353                20,415
                                                                           ------------------------------------------
       Balance as of February 28, 2013                                     $             84,171   $            84,380
                                                                           ==========================================


6.   RELATED PARTY TRANSACTIONS

     During the quarter ended February 28, 2013,directors and shareholders of the Company made cash contributions in the amount of $Nil (2012 - $Nil, Cumulative - $27,288).

     During the year ended November 30, 2012, the Company issued 5,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a director of the Company for consulting services rendered (Notes 8 and 11).

     During the quarter ended February 28, 2013, the Company accrued salaries and benefits of $153,000 to officers and employees of the Company (2012 -$Nil; cumulative - $594,000)(Note 4).

7.   INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

     On August 23, 2011, the Company entered into an agreement (the "Asset Purchase Agreement") with unrelated parties that subsequently became directors of the Company to acquire intangible assets and intellectual property known as the Peptide Technology Platforms (the "Platforms") in exchange for 75,000,000 common shares of the Company (issued on August 23, 2011) (Note 11).

                           PEPTIDE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     -------------------------------------
                                28 February 2013
                                  (Unaudited)

     On December 14, 2011 the Company entered into an amended agreement amending the Asset Purchase Agreement dated August 23, 2011 (the "Amended Asset Purchase Agreement") and, as a result, a total of 30,000,000 common shares were returned to treasury and cancelled in exchange for payment of half of one percent of all gross monies received by the Company from revenue produced from products derived from the use of all the formula listed in the Assets Purchase Agreement. In addition, a monthly stipend of CAD $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the Amended Asset
     Purchase Agreement (Note 10). This transaction has been recorded as a reduction of intangible assets and intellectual property and a reduction in share capital equal to $30,000.

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

     The total issued and outstanding capital stock is 149,078,000 common shares with a par value of $0.001 per common share. The Company's common stock issuances from 1 December 2011 to 28 February 2013 are as follows:

     o On January 5, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,936 (CAD $5,000).

     o On January 6, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,921 (CAD $5,000).

     o On January 15, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,884 (CAD $5,000).

                           PEPTIDE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     -------------------------------------
                                28 February 2013
                                  (Unaudited)

     o On January 24, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,943 (CAD $5,000).

     o On April 20, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $5,041 (CAD $5,000).

     o On July 11, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,902 (CAD $5,000).

     o On August 31, 2012, the Company issued 5,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a director of the Company for consulting services rendered(Notes 6 and 11). As a result, the Company recorded stock compensation expense of $5,000 when the stock was issued.

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

     Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The NOL carry forwards expire in various years through 2033. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.


     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                Estimated NOL               Estimated
            Period Ending       Carry-forward  NOL          Tax Benefit       Valuation
                                               Expires      from NOL          Allowance     Net Tax Benefit
      -----------------------------------------------------------------------------------------------------

          November 30, 2010          116,675      2030       40,836          (40,836)              -
          November 30, 2011          328,821      2031      115,087          (115,087)             -
          November 30, 2012          980,558      2032      343,195          (343,195)             -
          February 28, 2013        1,224,922      2033      428,723          (428,723)             -


                           PEPTIDE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     -------------------------------------
                                28 February 2013
                                  (Unaudited)

     Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:


                                                                             28 February           30 November
                                                                                    2013                  2012
                                                                           ------------------    ---------------

             Income tax benefit at statutory rate resulting from net
             operating loss carry forward                                        (35%)               (35%)
             Deferred income tax valuation allowance                              35%                 35%
                                                                           ------------------    ---------------

             Actual tax rate                                                      0%                   0%
                                                                           ==================    ===============

     As at February 28, 2013, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

10.  COMMITMENTS

     1) The Company is committed to paying one-half of one percent of all gross monies received by the Company from revenue produced from products derived from the use of all the formula listed in the Assets Purchase Agreement. In addition a monthly stipend of CAD $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formula for a period of five years from the date of the Amended Asset Purchase Agreement (Note 7).

     2) Additionally, the Board approved the payment of sales-commissions equal to 30% of gross sales of anti-fouling paint. Under this program, the Chief Executive Officer will receive 20% and an external consultant will receive 10%.

     3) Effective 1 November 2012, the Company entered into an advisory agreement with a consultant. The Company is committed to paying a monthly stipend of $25,000 per month for consulting services provided; additionally, the Company will issue restricted shares or cash payment equal to 10% of the amount of common shares issued by the Company for equity financing or debt financing received through the efforts of this consultant. The commitment is for a term of five years, with the Company being able to terminate the agreement with 30 days written notice.

     4) During the year ended November 30, 2012, the Board approved salaries for the Company's three (3) employees. Effective September 1, 2012, the Company is committed to paying monthly salaries of $25,000 to the CEO, $20,000 to the CFO, and $6,000 to the Vice President of Operations & Communication (Note 4).

     5) On December 11, 2012, the Company formerly engaged BB&T Capital Markets ("BB&TCM") to act as the Company's exclusive financial advisor and agent in connection with developing strategic alternatives for equity raises, sale of intellectual properties, or other capital markets transactions that may develop over the course of a 24 month agreement.


          The Company is to pay BB&TCM an advisory fee of three percent of the face amount of the financial transactions advised upon during the course of the engagement, due and payable at closing of any contemplated transactions under the engagement.

          Additionally, the Company is to defend, indemnify and hold BB&TCM, its parent company, subsidiaries and affiliates and its and their directors, officers, employees, agents and successors and assigns harmless from and against any losses, suits, actions, claims, damages, costs and or other liabilities which any indemnified person may incur as a result of acting on behalf of the Company in connection with this engagement.

                           PEPTIDE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     -------------------------------------
                                28 February 2013
                                  (Unaudited)

11.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS


     On August 23, 2011, 75,000,000 shares of the Company's restricted common stock, valued at $75,000, were issued in exchange for intangible assets and intellectual property. On December 21, 2011, 30,000,000 shares of the Company's restricted common stock were returned to treasury and cancelled (Notes 7).

     On August 31, 2012, the Company issued 5,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a director of the Company for accepting the positions of Chief Financial Officer and director on the Board, also understanding that salaries would be accrued and not paid until the Company was further developed(Notes 6 and 8). As a result, the Company recorded stock compensation expense of $5,000 when the stock was issued.

     On November 28, 2012, the Company issued 3,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a third party for technical services rendered. As a result, the Company recorded stock compensation expense of $3,000 when the stock was issued (Note 8).

12.  SUBSEQUENT EVENTS

     There are no reportable events during the period from the three month period ended February 28, 2013 to the date the interim financial statements are available to be issued on April 11, 2013.

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed on February 28, 2013.

The independent registered public accounting firms' reports on the Company's financial statements as of November 30, 2012, and for the year then ended, include a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited quarterly financial statements.


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

On August 23, 2011, the Company entered into an Asset Purchase Agreement in which the Company, in exchange for 75,000,000 shares of the Company's restricted common stock, received all rights and title to proprietary technologies and formulas involving the application of specialty peptides. On December 21, 2011 the Asset Purchase Agreement was amended and 30,000,000 of the 75,000,000 shares issued were returned to treasury and cancelled. Having done this, the Company has changed its business focus from obtaining leases for the exploration and production of oil and gas in areas of northern Alberta, Canada, to the manufacturing and distribution of natural peptide solutions to combat the economic burden caused by the zebra and quagga mussels to the hydropower electricity industry.

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

Business of Issuer

With the future and environmental responsibility in mind, Peptide Technologies, Inc. has developed the first all-natural, sustainable solution to the economic burden of bio-fouling. Our solutions are safe "green" organic-based anti-fouling products used to combat the rapidly growing problems caused by the attachment of hard fouling agents in the marine and freshwater environments. Peptide Technologies' patent protected approach not only significantly minimizes the attachment of hard fouling agents (mussels, barnacles etc.) but is also highly effective in preventing the build-up of any bio-film layer as well.

Our organic-based solutions are effective in both the marine and freshwaters, and are environmentally friendly and non-toxic to water users and all aquatic life. Additionally, our anti-fouling paints will adhere to both stationary (concrete, steel) and flexible substrates (netting, etc.) Our paints and coatings are available in a number of colors and can be tailored to coat flexible or fixed substrates.

Targeted applications for our products are:

     o    Hydro-electric   facilities  and  dams  (i.e.,  water  in-take  pipes,
          valves);
     o Ship hulls (i.e., barnacle covered hulls can increase fuel usage by more than 40%);
     o    Commercial fish nets;
     o    Pearling and Aquaculture industry;
     o    Drinking water treatment facilities;
     o    Farm irrigation water;
     o    Navigation locks;
     o    Oil rigs (FPSO); and
     o    Other cement and/or steel substrates

Unlike other anti-fouling paints, Peptide Technologies' anti-fouling paints are the only ones to receive a non-hazardous and non-toxic grade by Risk Management Technology ChemAlert, Australia. Government sanctioned certification. http://peptidetechnologiesinc.com/about-us/certifications/

Our patent-protected anti-fouling paints (Aquanatural and Aquaculture Natural) are based on proprietary organic formulations developed over the past 15 years. Our paint is unique globally and represents the ultimate in a green approach.

Some specific advantages of our anti-fouling paint:

     o    The paint is a "green" organic solution, non-toxic to aquatic life;
     o    Can be applied to both stationary and moving substrates;
     o    Effective in both fresh and marine waters;
     o    Can be applied as a paint or spray;
     o    Can be applied while underwater; (In development)
     o    Many color options to suit the end-users application; and,
     o Our paint simply prevents attachment by hard fouling agents and bio-film.

Our anti-fouling paints have undergone intensive evaluations by independent parties around the globe. These include the Canada - Great Lakes; USA - Colorado River; Darwin, Australia; and Trondheim, Norway.

In March 2013, ASI Group Ltd., on behalf of Ontario Power Generation Niagara Plant Group, has completed its 6 month evaluation report of its patent-protected proprietary organic anti-fouling coatings formula to prevent the attachment of hard fouling agents of treated structures in the Great Lakes area. ASI showed that the Company's coatings showed significantly fewer settlement stage mussels during the 2012 reproductive season and were successful in preventing settlement on treated plate surfaces. Testing was conducted from June 6, 2012 - December 8, 2012 in Lake Moodie, Ontario, Canada. Peptide Technologies' organic paint coating was applied to a rack system and submerged for a period of 6 months. During the trial, treated and control panels were periodically pulled up out of the water and examined for the presence of zebra/quagga mussels. ASI Group Ltd. concluded that Aquanatural showed considerable promise as an anti-fouling paint in preventing the attachment of mussels in the freshwater environment. Peptide Technologies' coatings are deemed to be non-hazardous and non-toxic and as a result are classified as a non-dangerous good. More information and detailed
photographs       about      this      study      can      be      found      at
www.peptidetechnologiesinc.com/test-site-results/great-lakes/.   The   Company's
website is not incorporated into this document.

ASI Group Ltd. was founded in 1987 as Aquatic Sciences Inc. by a small team of industry professionals committed to providing integrated engineering, ecological and marine services to clients worldwide. In the late 1980's, ASI gained a global reputation for their proactive response to the zebra mussel infestation of the Great Lakes. ASI has the distinction of being the first to perform a chlorination treatment for zebra mussels in North America.

Also in March 2013, they received perfect performance rating from Multi Pump Innovation (MPI) of Norway for its Proprietary Underwater Organic Anti-Fouling Coating. MPI is a supplier of professional cleaning equipment for shipping, offshore and fish farms. Multi Pump Innovation (MPI) of Norway conducted trials using Peptide's Aquaculture Natural anti-fouling paint and found that it prevented the attachment of any hard fouling agents onto open net pen mesh material. The netting material was submerged underwater for a total of 75 days in waters off the coast of the city of Trondheim, Norway. Peptides Technologies' formulation, Aquaculture Natural was formulated to ensure the integrity of the paint when applied to netting material. Results were dramatic; no fouling agents attached to areas coated with Aquaculture Natural, compared to other sections of the net coated with a leading competitor's anti-fouling paint. The growth of hard fouling agents (i.e. barnacles, mussels, etc.) was monitored daily. More information and detailed photographs about this study can be found at http://peptidetechnologiesinc.com/test-siteresults/north-atlantic-ocean-norwegian-sea.
The Company's website is not incorporated into this document.


Background

Bio-Fouling
-----------

Bio-fouling is the development of organic layers, created by the settlement of organisms and their metabolic products (primarily caused by a variety of organisms including: bacteria, algae and hard agents (mussels, barnacles etc.)). Fouling produces several problems for equipment and aquatic structures, deteriorating their performance and limiting their useful life.

Typically fouling begins with the formation of bio-films which develop and affect the interaction between the substrate surface and the environment. In most instances, bio-film developments compromise the substrate's integrity and facilitate the subsequent production of algal growth and the attachment of other hard agents.

Bio-films are predominately aggregates of bacterial cells, which attach to and grow on a substrate, which are often resistant to disinfection. Bacterial bio-films cause serious problems for industrial fluid processing operations including: mechanical blockage interference in heat transfer process and microbial-induced corrosion. In engineered systems such as cooling water systems, food processing and other industrial applications, bio-film is a risk to public health. Product spoilage and souring are consequences of bio-film-mediated contamination.

Overall, bio-fouling represents a significant economic cost to a variety of man-made structures and facilities including: desalination plants, piers, and pylons, buoys, boilers, steam generators, cooling towers, evaporators, distillation units, heat exchangers, engine jackets and valves. In addition, bio-fouling generally increases fuel consumption, reduces efficiency, and greatly increases corrosion rates.

Aquanatural  &  Aquaculture   Natural   products  are  the  world's  only  known
non-hazardous, non-toxic, safe, user-friendly, anti-fouling paints. These two products prevent bio-film adherence and subsequent attachment by other hard fouling agents. Aquanatural & Aquaculture Natural anti-fouling coatings are the only two environmentally safe paints for preventing the attachment of bio-films and hard fouling agents.

Other key attributes of our two anti-fouling paint products include:

     o Our protective coating paints are available in several colors including white;
     o Our products do not kill fouling agents, simply prevent them from attaching to our coated surfaces;
     o Our products can be applied to netting material, rope, fiberglass, cement and a variety of metal substrates;
     o Of all the known registered anti-fouling paints, Peptide Technologies, Inc.'s paints, Aquanatural and Aquaculture Natural are the only two registered non-hazardous, non-toxic paint coatings, and therefore rated as non-dangerous goods.

Zebra and Quagga Mussels
------------------------

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

Virtually any submerged area with a moderate flow rate that draws water from an infested water source is vulnerable to colonization. This is especially true of areas that offer protection to small mussels, such as crevices or seams. Intake screens, for example, are common settlement areas and are often coated with clumps or druses of mussels. The presence of dislodged shells in the discharge of a facility's raw well or forbay is a common first indicator of the presence of zebra mussels in the raw water main. Facilities may also experience a noticeable decrease in head pressure. Most facilities have numerous components subject to severe bio-fouling,

o Shipping Industry

The shipping industry worldwide spends huge amounts every year combating the effects of "fouling". Every year or two, ocean going vessels must dry-dock in order to undergo extensive work over two or more weeks to remove barnacles that have attached to the hull. Prior to dry-docking, ships gradually undergo rapid increases in additional fuel costs due to increased drag from fouling. The mechanism involved in fouling occurs in a series of three steps. Within one week, the hull surface is coated with a slimy deposit. Following this, various micro-organisms (bacteria) attach. Barnacles attach to this slimy/bacterial coating and become attached to the ship's hull using a bio-cement generated by a series of three proteins that undergo a conformational change, within the organism. This cement is one of, if not the strongest cement known to date of anything produced naturally.

The current anti-fouling paint applied to ship hulls contains toxic chemicals and heavy metals. However, as the international shipping community has been issuing legislation prohibiting the use of these environmentally hazardous substances - the need for alternatives is pressing.

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


Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At February 28, 2013, our cash balance was $4,780. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At February 28, 2013, we had a working capital deficit of $1,047,353 compared to a working capital deficit of $803,823 at November 30, 2012. At February 28, 2013, our total assets consisted of cash of $4,780, a website with a net carrying value of $8,333, and Intangible Asset and Intellectual Property of $45,000. This compares with total assets at November 30, 2012, which consisted of cash of $7,780, prepaid expenses of $3,494, a website with a net carrying value of $9,167 and Intangible Asset and Intellectual Property of $45,000.

At February 28, 2013, our total current liabilities increased to $1,052,133 from $815,097 at November 30, 2012. During the three months ended February 28, 2013, accounts payable and accrued liabilities increased by $237,245.

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


Result of Operations

For The Three Months Ended February 28, 2013 Compared To The Three Months Ended February 29, 2012.

We recognized $Nil revenues from operational sales during the three months ended February 28, 2013.

During the three months ended February 28, 2013, operating expenses were $244,573 compared to $142,936 for the three months ended February 29, 2012. The increase of $101,637 was due to an increase in salaries expense of $159,000 and an increase in office and administrative expenses of $993 due to our pursuit of business opportunities related to the peptide technology. Operating expenses during the three months ended February 28, 2013, consisted of salaries expense of $159,000, consulting fees of $75,000, professional fees of $8,633 and office and administration costs of $1,940 compared to salaries expense of $Nil, consulting fees of $120,000, professional fees of $21,989, and office and administration fees of $947 incurred for the three months ended February 29, 2012.

We recognized a net loss of $244,364 for the three months ended February 28, 2013, compared to a net loss of $144,444 for the three months ended February 29, 2012.


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


ITEM 3.                QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


ITEM 4.                CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended February 28, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


Attestation report of the registered public accounting firm

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


Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.


ITEM 1A.          RISK FACTORS

Not applicable.


Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.


Item 4.  mine safety disclosure.

Not Applicable.


Item 5.  Other Information

None.


Item 6.           Exhibits

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of April, 2013.


                           PEPTIDE TECHNOLOGIES, INC.



Date: April 11, 2013              By: /s/ Scott McKinley
                                        ------------------

                                    Name: Scott McKinley
                                    Title: Chief Executive Officer



Date: April 11, 2013             By: /s/ Erik Odeen
                                        --------------

                                    Name: Erik Odeen
                                    Title: Chief Financial Officer
                                    (Principal Accounting Officer)