Form 10-Q
period 2013-05-31
PEPTIDE TECHNOLOGIES, INC.
filed 2013-07-15
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2013

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

Larger accelerated filer [  ]                             Accelerated filer [  ]
Non-accelerated filer [  ]                         Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of July 15, 2013: 151,098,000 shares of common stock

The Company recognized $nil revenues during the quarter ended May 31, 2013.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                 Page
                                                                          ----

         Interim Balance Sheets                                            F-6

         Interim Statements of Loss and Comprehensive Loss                 F-7

         Interim Statements of Cash Flows                                  F-8

         Interim Statement of Changes in Stockholders' Deficiency          F-9

         Notes to Interim Financial Statements                      F-10 to F-17

Item 2.  Management's Discussion and Analysis or Plan of Operations        18

Item 3   Quantitative and Qualitative Disclosure about Market Risk         26

Item 4   Controls and Procedures                                           26


PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                 26

Item 1A. Risk Factors - Not Applicable                                     26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       27

Item 3.  Defaults upon Senior Securities - Not Applicable                  27

Item 4.  Mine Safety Disclosures - Not Applicable                          27

Item 5.  Other Information                                                 27

Item 6.  Exhibits                                                          27

SIGNATURES                                                                 28

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                           PEPTIDE TECHNOLOGIES, INC.

                          (A Development Stage Company)




                          INTERIM FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                  MAY 31, 2013


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

         Notes to Interim Financial Statements                      F-10 to F-17

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)



                          Interim Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                  May 31, 2013



                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                             INTERIM BALANCE SHEETS



                                                                                      May 31,            November 30,
                                                                                        2013                 2012
                                                                                    (Unaudited)             (Audited)

 ASSETS

 Current Assets
    Cash and cash equivalents                                                   $         369                7,780
    Prepaid expenses                                                                        -                3,494
                                                                               -----------------------------------------

    Total Current Assets                                                                  369               11,274

Website (net of accumulated amortization of $2,500 and $833, respectively)              7,500                9,167
 Intangible assets and intellectual property (Note 7)                                  45,000               45,000
                                                                               -----------------------------------------

 TOTAL ASSETS                                                                   $      52,869               65,441

                                                                               =========================================


 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 LIABILITIES

 Current Liabilities
     Accounts payable and accrued liabilities (Note 4)                          $   1,190,395              730,717
    Notes payable and accrued interest (Note 5)                                        84,568               84,380
                                                                               -----------------------------------------

    Total Current Liabilities                                                       1,274,963              815,097
                                                                               -----------------------------------------

 STOCKHOLDERS' DEFICIENCY

 Capital Stock (Note 8)
     Authorized:
         675,000,000 common shares, par value $0.001 per share
     Common  shares issued and outstanding:
          151,098,000 and 149,078,000 at May 31, 2013 and November 30,
          2012, respectively							      151,098		   149,078
     Additional paid-in capital                                                       123,304              105,324
 Accumulated deficit                                                                (105,837)            (105,837)
 Accumulated deficit during development stage                                     (1,390,659)            (898,221)
                                                                               -----------------------------------------

    Total Stockholders' Deficiency                                                (1,222,094)            (749,656)
                                                                               -----------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $      52,869               65,441

                                                                               =========================================

The accompanying notes are an integral part of these interim financial statements.
                                      F-6



                                   PEPTIDE TECHNOLOGIES, INC.
                                  (A Development Stage Company)

                        INTERIM STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                                           (Unaudited)

                                                                                                                Cumulative Amounts
                                    For the                                   For the            For the        from re-entering of
                                  three-month            For the         six-month period   six-month period   development stage on
                                 period ended      three-month period      ended May 31,      ended May 31,    June 26, 2010 to May
                                 May 31, 2013      ended May 31, 2012          2013               2012               31, 2013
                               ----------------------------------------------------------------------------------------------------

Expenses
   Consulting               $           77,000  $                  -  $          152,000  $         120,000  $             402,975
   Salaries and bonus
     (Note 4)                          159,000                     -             318,000                  -                765,000
   Office and admini-
     stration                            6,605                 1,122               8,545              2,069                 31,220
   Professional fees                     5,072                 7,636              13,705             29,625                127,278
    Supplies and
      materials                              -                     -                   -                  -                 59,130
                               ----------------------------------------------------------------------------------------------------

                                       247,677                 8,758             492,250            151,694              1,385,603
                               ----------------------------------------------------------------------------------------------------

Net Loss before Other
   Item                              (247,677)               (8,758)           (492,250)          (151,694)            (1,385,603)
                               ----------------------------------------------------------------------------------------------------

Other Item
   Foreign exchange
     gain (loss)                           488                 1,282               1,624                445                    130
   Interest expense
     (Note 5)                            (885)                 (682)             (1,812)            (1,353)                (5,186)
                               ----------------------------------------------------------------------------------------------------

Net Loss For The Period              (248,074)               (8,158)           (492,438)          (152,602)            (1,390,659)
                               ====================================================================================================

Other Comprehensive Loss
   Foreign currency
   translation
   adjustment                               -                     -                   -              (694)                  (333)
                               ----------------------------------------------------------------------------------------------------

Comprehensive Loss
   For the Period           $        (248,074)  $            (8,158)  $        (492,438)  $       (153,296)  $         (1,390,992)
                               ====================================================================================================

Loss per share from
   operations - Basic
   and diluted              $           (0.00)  $             (0.00)  $           (0.00)  $          (0.00)
                               =============================================================================

Weighted Average Number
   of Shares Outstanding           149,858,439           141,045,253         149,470,376        144,481,988
                               =============================================================================

The accompanying notes are an integral part of these interim financial statement.
                                      F-7



                                   PEPTIDE TECHNOLOGIES, INC.
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                                                   Cumulative from
                                                               For the            For the                           re-entering of
                                     For the three-month     three-month         six-month   For the six-month  development stage on
                                        period ended        period ended       period ended     period ended       June 26, 2010 to
                                        May 31, 2013        May 31, 2012        May 31,2013     May 31, 2012         May 31, 2013
                                     -----------------------------------------------------------------------------------------------

Cash Flows used in
Operating Activities
     Net loss                    $        (248,074)   $        (8,158)  $      (492,438)  $       (152,602)  $        (1,390,659)
Adjustments for non-cash
items:
       Accrued interest                         885                681             1,812              1,353                 5,186
       Foreign exchange gain
         (loss)                               (488)            (1,355)           (1,624)                196               (1,624)
       Amortization expense                     833                  -             1,667                                    2,500
       Stock compensation for
         services                                 -                  -                 -                  -                 8,000
Changes in operating assets
and liabilities
     Prepaid expenses                             -                 82             3,494                 31                 2,710
     Accounts payable and
       accrued liabilities                  222,433              (255)           459,678            127,499             1,189,645
                                     ---------------------------------------------------------------------------------------------
Net Cash Used in Operating
Activities                                 (24,411)            (9,005)          (27,411)           (23,523)             (184,242)
                                     =============================================================================================

Cash Flows From Investing
Activities
       Website                                    -                  -                 -                  -              (10,000)
                                     ---------------------------------------------------------------------------------------------
Net Cash Provided by Investing
Activities                                        -                  -                 -                  -              (10,000)
                                     =============================================================================================

Cash Flows From Financing
Activities
    Issuance of common shares                20,000              5,000            20,000             25,000                98,114
    Increase in note payable                      -                  -                 -                  -                65,006
    Contribution by related party                 -                  -                 -                  -                27,288
                                     ---------------------------------------------------------------------------------------------
Net Cash Provided by Financing
Activities                                   20,000              5,000            20,000             25,000               190,408
                                     =============================================================================================

Decrease in Cash during
  the Period                                (4,411)            (4,005)           (7,411)              1,477               (3,834)
Effect of Exchange Rate
  Changes on Cash                                 -                                (694)              (333)

Cash, Beginning of Period                     4,780              6,444             7,780              1,656                 4,536
                                     ---------------------------------------------------------------------------------------------
Cash, End of Period              $              369   $          2,439  $            369  $           2,439  $                369
                                     =============================================================================================

Supplemental Disclosure of
Cash Flow Information
(Note 11)
     Cash paid for:
         Interest                $                -   $              -  $                 $               -  $                  -
         Income taxes            $                -   $              -  $                 $               -  $                  -

The accompanying notes are an integral part of these interim financial statements.
                                      F-8



                                   PEPTIDE TECHNOLOGIES, INC.
                                  (A Development Stage Company)

                          INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
                   For the Period from November 30, 2011 through May 31, 2013
                                           (Unaudited)


                                         CAPITAL STOCK                                   ACCUMULATED
                       ----------------------------------------------------
                                                        ADDITIONAL                     DEFICIT DURING     CUMULATED
                                                          PAID-IN        ACCUMULATED     DEVELOPMENT      MPREHENSIVE
                           SHARES           AMOUNT        CAPITAL          DEFICIT          STAGE         COME (LOSS)     TOTAL
                       -----------------------------------------------------------------------------------------------------------

November 30, 2011
  Balance                 171,023,000  $   171,023  $   50,265     $      (105,837)  $     (238,485)   $         694  $   (122,340)

Common shares issued
  for cash
  (Note 8)                     55,000           55      55,059                    -                -               -         55,114
Common shares
  cancelled              (30,000,000)     (30,000)           -                    -                -               -       (30,000)
Common shares issued
  for related               5,000,000        5,000           -                    -                -               -          5,000
Common shares issued
  for contractor
  services (Note 8)         3,000,000        3,000           -                    -                -               -          3,000
Foreign currency
  translation
  adjustment                        -            -           -                    -                -           (694)          (694)
Net loss for the year               -            -           -                    -        (659,736)               -      (659,736)
----------------------------------------------------------------------------------------------------------------------------------

November 30, 2012
  Balance                 149,078,000  $   149,078  $  105,324     $      (105,837)  $     (898,221)   $           -  $   (749,656)
----------------------------------------------------------------------------------------------------------------------------------

Common shares issued for
  cash (Note 8)
Common shares issued for
  contractor services
  (Note 8)                  2,000,000        2,000              -                 -                -               -         2,000
Net loss for the period             -            -              -                 -        (492,438)               -      (492,438)
----------------------------------------------------------------------------------------------------------------------------------
May 31, 2013 Balance      151,098,000      151,098        123,304         (105,837)      (1,390,659)               -    (1,222,094)
----------------------------------------------------------------------------------------------------------------------------------





        The accompanying notes are an integral part of these statements.
                                      F-9

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2013
                                   (Unaudited)


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


          On August 23, 2011, the Company entered into an Asset Purchase Agreement in which the Company, in exchange for 75,000,000 shares of the Company's restricted common stock, received all rights and title to proprietary technologies and formulas involving the application of specialty Peptides. The Company has changed its business focus to the manufacturing and distribution of natural peptide solutions to combat the economic burden of bio-fouling. On December 14, 2011, the Company amended the Asset Purchase Agreement. As a result of the amendment, the purchase price of the assets was reduced from 75,000,000 shares to 45,000,000 shares, and 30,000,000 shares were returned to treasury.

          Peptide Technologies, Inc. has developed the first all-natural, sustainable solution to the increasing problem of bio-fouling. Our solutions are safe "green" organic-based anti-fouling products used to combat the rapidly growing problems caused by the attachment of hard fouling agents in the marine and freshwater environments. Peptide Technologies' patent-protected approach not only significantly minimizes the attachment of hard fouling agents (mussels, barnacles etc.) but is also highly effective in preventing the build-up of any bio-film layer as well.

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

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2013
                                   (Unaudited)



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

          d)   Basis of Presentation

          The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has negative working capital at May 31, 2013, and has losses to date of approximately $1,390,659. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying interim balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management is actively seeking to add new products and/or services in order to show profitability. To date, due to the continued economic conditions, they have not yet been able to find products and services that would contribute to their business. We believe that actions planned and presently being taken to revise its operating and financial requirements will provide the opportunity for the Company to continue as a going concern. The interim financial statements do not include any adjustments that might result from these uncertainties.


2.       RECENT ACCOUNTING PRONOUNCEMENTS

          In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income." This update requires an entity to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on the respective line items in net income in one place, and in some cases, cross-references to related footnote disclosures. The update applies to public companies for all reporting periods presented, including interim periods, and to nonpublic entities for annual reporting periods. ASU No. 2013-02 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 for public companies, with early adoption permitted. The adoption of this update did not have a material effect on the Company's financial statements.

          In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "Intangibles - Goodwill and Other." This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30,
          "Intangibles - Goodwill and Other - General Intangibles Other than Goodwill." The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. ASU No. 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this update will not have a material effect on the Company's financial statements.

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2013
                                   (Unaudited)


         In December 2011, FASB issued ASU No. 2011-12, "Comprehensive Income." This update amends certain pending paragraphs in ASU No. 2011-05 "Presentation of Comprehensive Income," to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. ASU No. 2011-12 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-12 relates only to the presentation of comprehensive income, adoption of this update will not have a material effect on the Company's financial statements.

3.       WEBSITE

         The Company purchased a website during October 2012 for $10,000. This website has a useful life of three (3) years, and the cost is being amortized over the life of the asset. As of May 31, 2013, accumulated amortization was $2,500 (November 30, 2012: $833).

4.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                                 As of May 31,           As of November 30,
                                                     2013                       2012
                                             ----------------------     ----------------------

Accounts Payable                         $                  27,895   $                 29,217
Accrued Liabilities                                        397,500                    254,500
Accrued Payroll and Payroll Taxes                          465,000                    147,000
Accrued Bonus                                              300,000                    300,000
                                             ----------------------     ----------------------
Total Accounts Payable and Accrued
   Liabilities                           $               1,190,395  $                 730,717
                                             ======================     ======================

         Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

         During the year ended November 30, 2012, the Board approved salaries for the Company's three (3) employees. Effective September 1, 2012, monthly salaries of $25,000 and $20,000 started to be accrued for the CEO and CFO, respectively. Effective November 1, 2012, a monthly salary of $6,000 started to be accrued for the Vice President of Operations & Communication (Note 6).

         Total wages accrued as of May 31, 2013, was $447,000 (November 30, 2012: $141,000). Total accrued payroll taxes as of May 31, 2013, are $18,000 (November 30, 2012: $6,000) (Note 6).

         Effective October 1, 2012, the Board approved a $300,000 bonus for the CEO to recognize the CEO's contributions toward the Company's successful start-up. This bonus was earned in-full and accrued for as of 31 May 2013 (Note 6).

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2013
                                   (Unaudited)


5.       NOTES PAYABLE AND ACCRUED INTEREST

                                                                                                       November 30,
                                                                                    May 31, 2013           2012
                                                                                    --------------    ----------------

       During the year ended  November  30,  2010,  Fotoview  Inc.  ("Fotoview")
       issued a loan of $16,000 to a former  director of the Company to purchase
       4,000,000  restricted  common shares of the Company.  Upon the director's resignation,  the 4,000,000  common shares were cancelled and the Company assumed the loan payable to Fotoview. The loan is
       unsecured, bears no interest, and has no fixed terms of repayment.        $         16,000  $           16,000

       On September 21, 2011,  PSI Services  ("PSI")  issued a loan of $500 to                500                 500
       the Company. The loan is unsecured, bears no interest, and has not fixed terms of repayment

       On November 13, 2011,  PSI issued a loan of  CAD$45,000 to the Company.
       The loan is unsecured and bears interest at a rate of 6% per annum.
       Principal and accrued interest is due November 13, 2013. The loan payable to PSI as at May 31, 2013, consists of principal and accrued interest of USD$43,524 (November 30, 2012 - USD$44,650) and USD$4,042
       (November 30, 2012 - USD$2,815), respectively.                                      47,566               47,465

       On June 1, 2012, PSI issued a loan of CAD$20,000 to the Company. The loan is unsecured and bears interest at a rate of 6% per annum.  Principal and accrued  interest is due on May 31, 2014.  The loan payable to PSI, as at
       May 31, 2013,  consists of principal  and accrued  interest of USD$19,344
       (November 30, 2012 - $19,856) and USD$1,158
       (November 30, 2012 - $559), respectively.                                           20,502              20,415
                                                                                --------------------------------------
       Balance as of May 31, 2013                                                $         84,568  $           84,380
                                                                                ======================================

6.       RELATED PARTY TRANSACTIONS

         As at May 31 2013, the amount due to related parties includes $465,000 payable to directors of the Company (November 30, 2012 - $141,000).

         During the quarter ended May 31, 2013, directors and shareholders of the Company made cash contributions in the amount of $Nil (during the year ended November 30, 2012 - $Nil, Cumulative - $27,288).

         During the year ended November 30, 2012, the Company issued 5,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a director of the Company for consulting services rendered (Notes 8 and 11).

         During the quarter ended May 31, 2013, the Company accrued salaries and benefits of $306,000 to officers and employees of the Company (during the year ended November 30, 2012 - $441,000; cumulative - $747,000). (Note 4)


7.       INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

         On August 23, 2011, the Company entered into an agreement (the "Asset Purchase Agreement") with unrelated parties that subsequently became directors of the Company to acquire intangible assets and intellectual property known as the Peptide Technology Platforms (the "Platforms") in exchange for 75,000,000 common shares of the Company (issued on August 23, 2011) (Notes 8 and 11).

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2013
                                   (Unaudited)

6.       RELATED PARTY TRANSACTIONS

         As at May 31 2013, the amount due to related parties includes $465,000 payable to directors of the Company (November 30, 2012 - $141,000).

         During the quarter ended May 31, 2013, directors and shareholders of the Company made cash contributions in the amount of $Nil (during the year ended November 30, 2012 - $Nil, Cumulative - $27,288).

         During the year ended November 30, 2012, the Company issued 5,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a director of the Company for consulting services rendered (Notes 8 and 11).

         During the quarter ended May 31, 2013, the Company accrued salaries and benefits of $306,000 to officers and employees of the Company (during the year ended November 30, 2012 - $441,000; cumulative - $747,000). (Note 4)


7.       INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

         On August 23, 2011, the Company entered into an agreement (the "Asset Purchase Agreement") with unrelated parties that subsequently became directors of the Company to acquire intangible assets and intellectual property known as the Peptide Technology Platforms (the "Platforms") in exchange for 75,000,000 common shares of the Company (issued on August 23, 2011) (Notes 8 and 11).

         On December 14, 2011 the Company entered into an amended agreement amending the Asset Purchase Agreement dated August 23, 2011 (the "Amended Asset Purchase Agreement") and, as a result, a total of 30,000,000 common shares were returned to treasury and cancelled (Notes 8 and 11) in exchange for payment of half of one percent of all gross monies received by the Company from revenue produced from products derived from the use of all the formula listed in the Assets Purchase Agreement. In addition, a monthly stipend of CAD $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the Amended Asset Purchase Agreement (Note 10). This transaction has been recorded as a reduction of intangible assets and intellectual property and a reduction in share capital equal to $30,000.

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

         The total issued and outstanding capital stock is 151,098,000 common shares with a par value of $0.001 per common share. The Company's common stock issuances to date are as follows:

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

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2013
                                   (Unaudited)


          o On July 11, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,902 (CAD $5,000).

          o On August 29, 2012, the Asset Purchase Agreement was amended a second time. Upon their resignations, Deborah Fortescue-Merrin and Richard Fortescue agreed to reduce their Founder's shares to 1,000,000 each (from 7,500,000 each initially). Hence, they each relinquished 6,500,000 shares of common stock to Scott McKinley upon his acceptance of Chief Executive Officer for the Company. The assets that were purchased were set aside and new formulations were developed by the Company.

          o On August 31, 2012, the Company issued 5,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a director of the Company for accepting the positions of Chief Financial Officer and director on the Board, also understanding that salaries would be accrued and not paid until the Company was further developed. (Notes 6 and 11). As a result, the Company recorded stock compensation expense of $5,000 when the stock was issued.

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

          o On April 10, 2013, 20,000 shares of the Company's common stock were issued for cash proceeds of $20,000. The Company paid $2,000 in commissions.

          o On April 21, 2013, the Company issued 2,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a third party for marketing assistance with the development of the international markets in the South Pacific quadrant for the Company. As a result, the Company recorded stock compensation expense of $2,000 when the stock was issued (Note
               11).


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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                                  Estimated
                                    Estimated NOL    NOL          Tax Benefit       Valuation
                Period Ending       Carry-forward    Expires      from NOL          Allowance     Net Tax Benefit
         ---------------------------------------------------------------------------------------------------------
              November 30, 2010          116,675      2030         40,836           (40,836)             -
              November 30, 2011          328,821      2031        115,087          (115,087)             -
              November 30, 2012          980,558      2032        343,195          (343,195)             -
              May 31, 2013             1,472,996      2033        515,549          (515,549)             -

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2013
                                   (Unaudited)

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:


                                                     May 31,        November 30,
                                                      2013              2012
                                                  -------------    -------------
             Income tax benefit at statutory
             rate resulting from net
             operating loss carry forward             (35%)            (35%)
             Deferred income tax valuation
             allowance                                 35%              35%
                                                  -------------    -------------

             Actual tax rate                           0%               0%
                                                  =============    =============

         As at May 31, 2013, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

10.    COMMITMENTS

          o The Company is committed to paying one-half of one percent of all gross monies received by the Company from revenue produced from products derived from the use of all the formula listed in the Assets Purchase Agreement. In addition a monthly stipend of CAD $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formula for a period of five years from the date of the Amended Asset Purchase Agreement (Note 7).

               Additionally, the Board approved a commission payment program equal to 30% of gross sales of anti-fouling paint. Under this program, the Chief Executive Officer will receive compensation equal to 20% of gross sales of anti-fouling paint, as recognition of his work in developing the formulas; and an external consultant will receive 10% of gross sales of anti-fouling paint as compensation for sales development.

          o Effective November 1, 2012, the Company entered into an advisory agreement with a consultant. The Company is committed to paying a monthly stipend of $25,000 per month for consulting services provided; additionally, the Company will issue restricted shares or cash payment equal to 10% of the amount of common shares issued by the Company for equity financing or debt financing received through the efforts of this consultant. The commitment is for a term of five years, with the Company being able to terminate the agreement with 30 days written notice.

          o During the year ended November 30, 2012, the Board approved salaries for the Company's three (3) employees. Effective September 1, 2012, the Company is committed to paying monthly salaries of $25,000 to the CEO, $20,000 to the CFO, and $6,000 to the Vice President of Operations & Communication (Note 4).

          o On December 11, 2012, the Company formerly engaged BB&T Capital Markets ("BB&TCM") to act as the Company's exclusive financial advisor and agent in connection with developing strategic alternatives for the Company regarding debt financings, licensing of intellectual properties developed by the Company, equity raises, sale of intellectual properties, or other capital markets transactions that may develop over the course of a 24 month agreement.

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

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2013
                                   (Unaudited)

11.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS


         On August 23, 2011, 75,000,000 shares of the Company's restricted common stock, valued at $75,000, were issued in exchange for intangible assets and intellectual property. On December 21, 2011, 30,000,000 shares of the Company's restricted common stock were returned to treasury and cancelled (Notes 7 and 8).


         On August 31, 2012, the Company issued 5,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a director of the Company for accepting the positions of Chief Financial Officer and director on the Board, also understanding that salaries would be accrued and not paid until the Company was further developed. (Notes 6 and 8). As a result, the Company recorded stock compensation expense of $5,000 when the stock was issued.

         On November 28, 2012, the Company issued 3,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a third party for technical services rendered. As a result, the Company recorded stock compensation expense of $3,000 when the stock was issued (Note 8).


         On April 21, 2013, the Company issued 2,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a third party for marketing assistance with the development of the international markets in the South Pacific quadrant for the Company. As a result, the Company recorded stock compensation expense of $2,000 when the stock was issued (Note 8).


     12. SUBSEQUENT EVENTS

         There are no reportable events during the period from the three month period ended May 31, 2013 to the date the interim financial statements are available to be issued on July 10, 2013.

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed on May 31, 2013.

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

Some specific advantages of our anti-fouling paint:

     o    The paint is a "green" organic solution, non-toxic to aquatic life;
     o    Can be applied to both stationary and moving substrates;
     o    Effective in both fresh and marine waters;
     o    Can be applied as a paint or spray;
     o    Can be applied while underwater; (In development)
     o    Many color options to suit the end-users application; and
     o Our paint simply prevents attachment by hard fouling agents and bio-film.

Our anti-fouling paints have undergone intensive evaluations by independent parties around the globe. These include the Canada - Great Lakes; USA - Colorado River; Darwin, Australia; and Trondheim, Norway.

In March 2013, ASI Group Ltd., on behalf of Ontario Power Generation Niagara Plant Group, has completed its 6 month evaluation report of its patent-protected proprietary organic anti-fouling coatings formula to prevent the attachment of hard fouling agents of treated structures in the Great Lakes area. ASI showed that the Company's coatings showed significantly fewer settlement stage mussels during the 2012 reproductive season and were successful in preventing settlement on treated plate surfaces. Testing was conducted from June 6, 2012 - December 8, 2012 in Lake Moodie, Ontario, Canada. Peptide Technologies organic paint coating was applied to a rack system and submerged for a period of 6 months. During the trial, treated and control panels were periodically pulled up out of the water and examined for the presence of zebra/quagga mussels. ASI Group Ltd. concluded that Aquanatural showed considerable promise as an anti-fouling paint in preventing the attachment of mussels in the freshwater environment. Peptide Technologies' coatings are deemed to be non-hazardous and non-toxic and as a result are classified as a non-dangerous good. More information and detailed
photographs       about      this      study      can      be      found      at
www.peptidetechnologiesinc.com/test-site-results/great-lakes/.

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

Also in March 2013, they received perfect performance rating from Multi Pump Innovation (MPI) of Norway for its Proprietary Underwater Organic Anti-Fouling Coating. MPI is a supplier of professional cleaning equipment for shipping, offshore and fish farms. Multi Pump Innovation (MPI) of Norway conducted trials using Peptide's Aquaculture Natural anti-fouling paint and found that it prevented the attachment of any hard fouling agents onto open net pen mesh material. The netting material was submerged underwater for a total of 75 days in waters off the coast of the city of Trondheim, Norway. Peptides Technologies' formulation, Aquaculture Natural was formulated to ensure the integrity of the paint when applied to netting material. Results were dramatic; no fouling agents attached to areas coated with Aquaculture Natural, compared to other sections of the net coated with a leading competitor's anti-fouling paint. The growth of hard fouling agents (i.e. barnacles, mussels, etc.) was monitored daily. Peptide Technologies' coatings are non-hazardous and non-toxic and as a result are classified as a non-dangerous good. More information and detailed photographs
about         this         study         can         be         found         at
http://peptidetechnologiesinc.com/test-siteresults/north-atlantic-ocean-
norwegian-sea.

Background

Bio-Fouling

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

Aquanatural & Aquaculture Natural products are the world's only non-hazardous, non-toxic, safe, user-friendly, anti-fouling paints. These two products prevent bio-film adherence and subsequent attachment by other hard fouling agents. Aquanatural & Aquaculture Natural anti-fouling coatings are the only two environmentally safe paints for preventing the attachment of bio-films and hard fouling agents.

Other key attributes of our two anti-fouling paint products include:

     o Our protective coating paints are available in several colors including white;
     o Our products do not kill fouling agents, simply prevent them from attaching to our coated surfaces;
     o Our products can be applied to netting material, rope, fiberglass, cement and a variety of metal substrates;
     o Of all the registered anti-fouling paints, Peptide Technologies, Inc.'s paints, Aquanatural and Aquaculture Natural are the only two registered non-hazardous, non-toxic paint coatings, and therefore rated as non-dangerous goods.

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

Employees

Our officers, directors, and employees are responsible for planning, developing and operational duties and will continue to do so throughout the early stages of our growth.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At May 31, 2013, our cash balance was $369. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At May 31, 2013, we had a working capital deficit of $1,274,594compared to a working capital deficit of $803,823 at November 30, 2012. At May 31, 2013, our total assets consisted of cash of $369, a website for $7,500, and Intangible Asset and Intellectual Property of $45,000. This compares with total assets at November 30, 2012, which consisted of cash of $7,780, prepaid expenses of $3,494, website of $9,167 and intangible assets and intellectual property of $45,000.

At May 31, 2013, our total current liabilities increased to $1,274,963from $815,097 at November 30, 2012. During the six months ended May 31, 2013, accounts payable and accrued liabilities increased by $459,866.

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

Result of Operations

For The Three Months Ended May 31, 2013 Compared To The Three Months Ended May 31, 2012.

We recognized $nil revenues from operational sales during the three months ending May 31, 2013.

During the three months ended May 31, 2013, operating expenses were $247,677 compared to $8,758 for the three months ended May 31, 2012. The increase of $238,919 was due to consulting fees of $77,000 and payroll expense of $159,000 - due to our pursuit of business opportunities related to the peptide technology.

We recognized a net loss of $248,074 for the three months ended May 31, 2013, compared to a net loss of $8,158 for the three months ended May 31, 2012. The increase of $239,916 was a direct result of the increase in operating expenses, as discussed above.

For The Six Months Ended May 31, 2013 Compared To The Six Months Ended May 31, 2012.

During the six months ended May 31, 2013, operating expenses were $492,250 compared to $151,694 for the six months ended May 31, 2012. The increase of $340,556 was due to consulting fees of $152,000 and an increase in payroll expense of $306,000 due to our pursuit of business opportunities related to the peptide technology. Operating expenses during the six months ended May 31, 2013, consisted of consulting fees of $152,000, professional fees of $13,705and office and administration costs of $8,545 compared to consulting fees of $120,000, professional fees of $29,625 and office and administration fees of $2,069 incurred for the six months ended May 31, 2012.

We recognized a net loss of $492,438for the six months ended May 31, 2013, compared to a net loss of $152,602 for the six months ended May 31, 2012. The increase of $339,836was a direct result of the increase in operating expenses, as discussed above.

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

ITEM 3.    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended May 31, 2013.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None.

ITEM 1A.          RISK FACTORS

Not applicable.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURE

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

     31.1         Section 302 Certification - Chief Executive Officer.

     31.2         Section 302 Certification - Chief Financial Officer.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15 day of July, 2013.


                           PEPTIDE TECHNOLOGIES, INC.



Date: July 15, 2013                 By: /s/ Scott McKinley
                                        ----------------------

                                    Name: Scott McKinley
                                    Title: Chief Executive Officer
                                    (Principal Executive Officer)



Date: July 15, 2013                 By: /s/ Erik Odeen
                                        ---------------------

                                    Name: Erik Odeen
                                    Title: Chief Financial Officer
                                    (Principal Accounting Officer)