Form 10-Q
period 2013-08-31
PEPTIDE TECHNOLOGIES, INC.
filed 2013-10-02
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2013

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                           PEPTIDE TECHNOLOGIES, INC.
                           --------------------------
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

       Registrant's telephone number, including area code: (206) 236-9555

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

Larger accelerated filer [ ]                               Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [x]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [ ]

Number of shares issued and outstanding of the registrant's class of common stock as of September 30, 2013: 151,123,000 shares of common stock.

The Company recognized $nil revenues during the quarter ended August 31, 2013.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                       Page
                                                                                                ----

         Interim Consolidated Balance Sheets                                                     F-6

         Interim Consolidated Statements of Loss and Comprehensive Loss                          F-7

         Interim Consolidated Statements of Cash Flows                                           F-8

         Interim Consolidated Statement of Changes in Stockholders' Deficiency                   F-9

         Notes to Interim Consolidated Financial Statements                             F-10 to F-17

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                           PEPTIDE TECHNOLOGIES, INC.

                          (A Development Stage Company)




                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                 AUGUST 31, 2013


Financial Statements
                                                                           Page

    Interim Consolidated Balance Sheets                                     F-6

    Interim Consolidated Statements of Loss and Comprehensive Loss          F-7

    Interim Consolidated Statements of Cash Flows                           F-8

    Interim Consolidated Statement of Changes in Stockholders' Deficiency   F-9

    Notes to Interim Consolidated Financial Statements             F-10 to F-17

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development Stage Company)


                    Interim Consolidated Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                 August 31, 2013


                                   PEPTIDE TECHNOLOGIES, INC.
                                  (A Development Stage Company)

                               INTERIM CONSOLIDATED BALANCE SHEETS



                                                                                     August 31,          November 30,
                                                                                        2013                 2012
                                                                                    (Unaudited)           (Audited)
 ASSETS

 Current Assets
    Cash and cash equivalents                                                   $       5,271                 7,780
    Prepaid expenses                                                                      -                   3,494
                                                                               --------------------------------------

    Total Current Assets                                                                5,271                11,274

Website (net of accumulated amortization of $3,333 and $833, respectively)              6,667                 9,167
 Intangible assets and intellectual property (Note 7)                                  45,000                45,000
                                                                               --------------------------------------

 TOTAL ASSETS                                                                   $      56,938                65,441
                                                                               ======================================


 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 LIABILITIES

 Current Liabilities
     Accounts payable and accrued liabilities (Note 4)                          $   1,415,395               730,717
    Notes payable and accrued interest (Note 5)                                        84,391                84,380
                                                                               --------------------------------------

    Total Current Liabilities                                                       1,499,786               815,097
                                                                               --------------------------------------

 STOCKHOLDERS' DEFICIENCY

 Capital Stock (Note 8)
     Authorized:
         675,000,000 common shares, par value $0.001 per share
     Common shares issued and outstanding:
         151,123,000 and 149,078,000 at August 31, 2013 and November 30,
         30, 2012, respectively                                                       151,123               149,078
     Additional paid-in capital                                                       148,279               105,324
 Accumulated deficit                                                                 (105,837)             (105,837)
 Accumulated deficit during development stage                                      (1,636,413)             (898,221)
                                                                               --------------------------------------

    Total Stockholders' Deficiency                                                 (1,442,848)             (749,656)
                                                                               --------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $      56,938                65,441
                                                                               ======================================


The accompanying notes are an integral part of these interim consolidated financial statements.

                                       F-6



	                                PEPTIDE TECHNOLOGIES, INC.
	                               (A Development Stage Company)

	              INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
	                                        (Unaudited)

                                                                                                                 Cumulative Amounts
                                        For the              For the             For the           For the      from re-entering of
                                      three-month      three-month period      nine-month        nine-month    development stage on
                                     period ended       ended August 31,      period ended      period ended     June 26, 2010 to
                                    August 31, 2013           2012           August 31, 2013   August 31, 2012    August 31, 2013
                                     -----------------------------------------------------------------------------------------------

Expenses
   Consulting                     $          75,000  $            5,000  $         227,000  $          125,000  $           477,975
   Salaries and bonus (Note 4 & 6)          159,000                   -            477,000                   -              924,000
   Office and administration                  5,419               3,277             13,963               5,346               36,638
   Professional fees                          5,412               2,468             19,117              32,093              132,690
    Supplies and materials                    1,101                   -              1,101                   -               60,231
                                     -----------------------------------------------------------------------------------------------

                                            245,932              10,745            738,181             162,439            1,631,534
                                     -----------------------------------------------------------------------------------------------

Net Loss before Other Item                (245,932)            (10,745)          (738,181)           (162,439)          (1,631,534)
                                     -----------------------------------------------------------------------------------------------

Other Item
   Foreign exchange gain (loss)             (1,274)             (2,730)              2,898             (2,285)                1,404
   Interest expense (Note 5)                (1,097)               (946)            (2,909)             (2,299)              (6,283)
                                     -----------------------------------------------------------------------------------------------

Net Loss For The Period                   (248,303)            (14,421)          (738,192)           (167,023)          (1,636,413)
                                     ===============================================================================================

Other Comprehensive Loss
   Foreign currency translation
   adjustment                                    -                   -                  -               (694)                (333)
                                     -----------------------------------------------------------------------------------------------

Comprehensive Loss For the Period $       (248,303)  $         (14,421)  $       (738,192)  $        (167,717)  $       (1,636,746)
                                     ===============================================================================================

Loss per share from operations
   - Basic and diluted            $          (0.00)  $           (0.00)  $          (0.00)  $           (0.00)
                                     =========================================================================

Weighted Average Number of Shares
   Outstanding                          151,107,016         141,050,802        150,022,908         143,334,090
                                     =========================================================================


The accompanying notes are an integral part of these interim consolidated financial statements.

                                       F-7


	                                PEPTIDE TECHNOLOGIES, INC.
                          	     (A Development Stage Company)
                  	     INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   	     (Unaudited)

                                                                                                                   Cumulative from
                                                              For the           For the                            re-entering of
                                     For the three-month    three-month       nine-month    For the nine-month  development stage on
                                        period ended       period ended      period ended     period ended        June 26, 2010 to
                                       August 31, 2013    August 31, 2012   August 31, 2013  August 31, 2012      August 31, 2013
                                     -----------------------------------------------------------------------------------------------

Cash Flows used in Operating
Activities
     Net loss                             $     (248,303)   $      (14,421)  $     (738,192)  $       (167,023)  $ (1,636,413)
Adjustments for non-cash items:
     Accrued interest                               1,097               946            2,909              2,299          6,283
     Foreign exchange (gain) loss                   1,275                 -          (2,898)                  -        (2,898)
       Amortization expense                           833                 -            2,500                  -          3,333
       Stock compensation for services                  -             5,000            2,000              5,000         10,000
Changes in operating assets and
liabilities
     Prepaid expenses                                   -                31            3,494                 62          2,710
     Accounts payable and accrued
     liabilities                                  225,000          (19,949)          684,678            107,550      1,414,645
                                              ----------------------------------------------------------------------------------
Net Cash Used in Operating Activities            (20,098)          (28,393)         (45,509)           (52,112)      (202,340)
                                              ==================================================================================

Cash Flows From Investing Activities
       Website                                          -                 -                -                  -       (10,000)
                                              ----------------------------------------------------------------------------------
Net Cash Used by Investing Activities                   -                 -                -                  -       (10,000)
                                              ==================================================================================

Cash Flows From Financing Activities
    Issuance of common shares                      25,000             5,000           43,000             30,000        121,114
    Increase in note payable                            -            25,336                -             25,336         65,006
    Contribution by related party                       -                 -                -                  -         27,288
                                              ----------------------------------------------------------------------------------
Net Cash Provided by Financing
Activities                                         25,000            30,336           43,000             55,336        213,408
                                              ==================================================================================

Increase (decrease) in Cash during
  the Period                                        4,902             1,943          (2,509)              3,224          1,068
Effect of Exchange Rate Changes on
  Cash                                                  -             (196)                -               (694)          (333)

Cash, Beginning of Period                             369             2,439            7,780              1,656          4,536
                                              ----------------------------------------------------------------------------------
Cash, End of Period                       $         5,271   $         4,186  $         5,271  $           4,186  $       5,271
                                              ==================================================================================

Supplemental Disclosure of Cash Flow
Information (Note 11)
     Cash paid for:
         Interest                         $             -   $             -  $                $               -  $           -
         Income taxes                     $             -   $             -  $                $               -  $           -



The accompanying notes are an integral part of these interim consolidated financial statements.
                                       F-8


                                        PEPTIDE TECHNOLOGIES, INC.
                                       (A Development Stage Company)

                        INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                       For the Period from November 30, 2011 through August 31, 2013
                                                (Unaudited)


                                             CAPITAL STOCK                              ACCUMULATED
                            ---------------------------------------------
                                                            ADDITIONAL                 DEFICIT DURING    ACCUMULATED
                                                              PAID-IN    ACCUMULATED    DEVELOPMENT      COMPREHENSIVE
                                 SHARES        AMOUNT         CAPITAL      DEFICIT         STAGE         INCOME (LOSS)     TOTAL
                            --------------------------------------------------------------------------------------------------------

November 30, 2011
Balance                      171,023,000  $    171,023  $    50,265     $  (105,837)  $    (238,485)   $          694  $  (122,340)

Common shares issued
for cash (Note 8)                 55,000            55       55,059                -               -                -        55,114
Common shares cancelled      30,000,000)      (30,000)            -                -               -                -      (30,000)
Common shares issued
for related party services
(Notes 6 and 8)                5,000,000         5,000            -                -               -                -         5,000
Common shares issued for
contractor services
(Note 8)                       3,000,000         3,000            -                -               -                -         3,000
Foreign currency
translation adjustment                 -             -            -                -               -            (694)         (694)
Net loss for the year                  -             -            -                -       (659,736)                -     (659,736)
------------------------------------------------------------------------------------------------------------------------------------

November 30, 2012 Balance    149,078,000  $    149,078  $   105,324     $  (105,837)  $    (898,221)   $            -  $  (749,656)
------------------------------------------------------------------------------------------------------------------------------------

Common shares issued for
cash (Note 8)                     45,000            45       42,955                -               -                 -       43,000
Common shares issued for
contractor services (Note 8)   2,000,000         2,000            -                -               -                 -        2,000
Net loss for the period                -             -            -                -        (738,192)                -     (738,192)
------------------------------------------------------------------------------------------------------------------------------------
August 31, 2013 Balance      151,123,000       151,123      148,279        (105,837)      (1,636,413)                -   (1,442,848)
------------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these interim consolidated financial statements.
                                       F-9

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2013
                                   (Unaudited)

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

          On August 5, 2013, the Company incorporated Pept Peptide Technologies Inc. ("Pept Peptide"), a wholly-owned subsidiary, under the laws of British Columbia. Pept Peptide currently does not have any transactions from the date of incorporation on August 5 to August 31, 2013.

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

          Targeted applications for our products are:
          o Hydro-electric facilities and dams (i.e., water in-take pipes, valves);
          o Ship hulls (i.e., barnacle covered hulls can increase fuel usage by more than 40%);
          o    Commercial fish nets;
          o    Pearling and Aquaculture industry;
          o    Drinking water treatment facilities;
          o    Farm irrigation water;
          o    Navigation locks;
          o    Oil rigs (FPSO); and
          o    Other cement and/or steel substrates.

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2013
                                   (Unaudited)

Unlike other anti-fouling paints, Peptide Technologies' anti-fouling paints are the only ones to receive a non-hazardous and non-toxic grade by Risk Management Technology ChemAlert, Australia - a Government sanctioned certification.

     c)   Unaudited Statements

          While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company's audited November 30, 2012 annual financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the Company's audited financial statements for the year ended November 30, 2012, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

          The information as of November 30, 2012, is taken from the audited financial statements as of that date.

     d)   Basis of Presentation

          The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has negative working capital at August 31, 2013, and has losses to date of approximately $1,636,413. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying interim consolidated balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management is actively seeking to add new products and/or services in order to show profitability. To date, due to the continued economic conditions, they have not yet been able to find products and services that would contribute to their business. We believe that actions planned and presently being taken to revise its operating and financial requirements will provide the opportunity for the Company to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from these uncertainties.

     e)   Principle of Consolidation

          These interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Pept Peptide Technologies Inc. ("Pept Peptide"), a company incorporated in the province of British Columbia on August 5, 2013. Any significant inter-company balances and transactions have been eliminated upon consolidation.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income." This update requires an entity to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on the respective line items in net income in one place, and in some cases, cross-references to related footnote disclosures. The update applies to public companies for all reporting periods presented, including interim periods, and to nonpublic entities for annual reporting periods. ASU No. 2013-02 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 for public companies, with early adoption permitted. The adoption of this update did not have a material effect on the Company's interim consolidated financial statements.

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2013
                                   (Unaudited)


         In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "Intangibles - Goodwill and Other." This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30,
         "Intangibles - Goodwill and Other - General Intangibles Other than Goodwill." The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. ASU No. 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this update will not have a material effect on the Company's interim consolidated financial statements.

         In December 2011, FASB issued ASU No. 2011-12, "Comprehensive Income." This update amends certain pending paragraphs in ASU No. 2011-05 "Presentation of Comprehensive Income," to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim consolidated financial statements for public, private, and non-profit entities. ASU No. 2011-12 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As ASU No. 2011-12 relates only to the presentation of comprehensive income, adoption of this update will not have a material effect on the Company's interim consolidated financial statements.

3.       WEBSITE

         The Company purchased a website during October 2012 for $10,000. This website has a useful life of three (3) years, and the cost is being amortized over the life of the asset. As of August 31, 2013, accumulated amortization was $3,333 (November 30, 2012: $833).

4.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                                      As of August 31,          As of November 30,
                                                            2013                       2012
                                                    ----------------------     ----------------------

Accounts Payable                                $                  27,895   $                 29,217
Accrued Liabilities                                               472,500                    254,500
Accrued Payroll and Payroll Taxes                                 615,000                    147,000
Accrued Bonus                                                     300,000                    300,000
                                                    ----------------------     ----------------------
Total Accounts Payable and Accrued Liabilities  $               1,415,395   $                730,717
                                                    ======================     ======================

         Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

         Total wages accrued as of August 31, 2013, was $591,000 (November 30, 2012: $141,000). Total accrued payroll taxes as of August 31, 2013, are $24,000 (November 30, 2012: $6,000) (Note 6).

         During the year ended November 30, 2012, the Board approved salaries for the Company's three (3) employees. Effective September 1, 2012, monthly salaries of $25,000 and $20,000 started to be accrued for the CEO and CFO, respectively. Effective November 1, 2012, a monthly salary of $6,000 started to be accrued for the Vice President of Operations & Communication (Note 6).

         Effective October 1, 2012, the Board approved a $300,000 bonus for the CEO to recognize the CEO's contributions toward the Company's successful start-up. This bonus was earned in-full and accrued for as of August 31, 2013 (Note 6).

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2013
                                   (Unaudited)


5.       NOTES PAYABLE AND ACCRUED INTEREST


                                                                                     August 31,        November 30,
                                                                                        2013               2012
                                                                                    --------------    ----------------

       During the year ended  November  30,  2010,  Fotoview  Inc.  ("Fotoview")
       issued a loan of $16,000 to a former  director of the Company to purchase
       4,000,000  restricted  common shares of the Company.  Upon the director's resignation,  the 4,000,000  common shares were cancelled and the Company assumed the  loan payable  to Fotoview.  The loan  is unsecured, bears no
       interest, and has no fixed terms of repayment.                            $         16,000  $           16,000

       On September 21, 2011,  PSI Services ("PSI") issued a loan of $500 to the
       Company.  The loan  is unsecured,  bears no  interest,  and has not fixed
       terms of repayment.                                                                    500                 500

       On November 13, 2011, PSI issued a loan of CAD$45,000 to the Company. The loan is unsecured and bears interest at a rate of 6% per annum. Principal and accrued interest is due November 13, 2013. The loan payable to PSI as at  August 31,  2013, consists  of  princiapl  and  accrued  interest  of
       USD$42,642  (November 30, 2012 - USD$44,650) and USD$4,813  (November 30,
       2012 - USD$2,815), respectively.                                                    47,455              47,465

       On June 1, 2012, PSI issued a loan of CAD$20,000 to the Company. The loan is unsecured and bears interest at a rate of 6% per annum.  Principal and accrued  interest is due on May 31, 2014.  The loan payable to PSI, as at
       August 31, 2013, consists of principal and accrued interest of USD$18,952
       (November 30, 2012 - $19,856)  and USD$1,484 (November 30,  2012 - $559),
       respectively.                                                                       20,436              20,415
                                                                                --------------------------------------
       Balance as of August 31, 2013                                             $         84,391  $           84,380
                                                                                ======================================


6.       RELATED PARTY TRANSACTIONS

         As at August 31 2013, the amount due to related parties includes $615,000 payable to directors and employees of the Company (November 30, 2012 - $141,000). (Note 4)

         During the quarter ended August 31, 2013, directors and shareholders of the Company made cash contributions in the amount of $Nil (during the year ended November 30, 2012 - $Nil, Cumulative - $27,288).

         During the quarter ended August 31, 2013, the Company accrued salaries and benefits of $450,000 to officers and employees of the Company (during the year ended November 30, 2012 - $441,000; cumulative - $891,000). (Note 4)

         During the year ended November 30, 2012, the Company issued 5,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a director of the Company for consulting services rendered (Notes 8 and 11).

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2013
                                   (Unaudited)


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

         Issued and outstanding

         On June 2, 2010, and effective August 10, 2010, the directors of the Company approved a forward split of the common stock of the Company on a basis of 30 new common shares for 1 old common share. As a result of the forward stock split, 208,800,000 additional shares were issued. Capital and additional paid-in capital have been adjusted accordingly. When adjusted retroactively, there was an $119,501 shortage of additional paid-in capital; thus an adjustment to accumulated deficit of $104,000 was recorded on May 21, 2010 (the date of issuance of 120,000,000 shares) and $15,501 to the beginning balance. The interim consolidated financial statements contained herein reflect the appropriate values for capital stock and accumulated deficit. Unless otherwise noted, all references in the accompanying interim consolidated financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the forward stock split.

         The total issued and outstanding capital stock is 151,123,000 common shares with a par value of $0.001 per common share. The Company's common stock issuances to date are as follows:

          o On January 5, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,936 (CAD $5,000).

          o On January 6, 2012, 5,000 shares of the Company's common stock were issued for cash proceeds of $4,921 (CAD $5,000).

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2013
                                   (Unaudited)


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

          o On July 15, 2013, 25,000 shares of the Company's common stock were issued for cash proceeds of $25,000.

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

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2013
                                   (Unaudited)


         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                               Estimated NOL                 Estimated
           Period Ending       Carry-forward    NOL          Tax Benefit       Valuation
                                                Expires      from NOL          Allowance     Net Tax Benefit
    --------------------------------------------------------------------------------------------------------

         November 30, 2010          116,675      2030         40,836           (40,836)          -
         November 30, 2011          328,821      2031        115,087          (115,087)          -
         November 30, 2012          980,558      2032        343,195          (343,195)          -
         August 31, 2013          1,718,750      2033        601,563          (601,563)          -



     Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:


                                                           August 31,         November 30,
                                                             2013                 2012
                                                       ------------------    ------------------

             Income tax benefit at statutory rate
                resulting from net
             operating loss carry forward                    (35%)                 (35%)
             Deferred income tax valuation allowance          35%                   35%
                                                       ------------------    ------------------

             Actual tax rate                                  0%                    0%
                                                       ==================    ==================

         As at August 31, 2013, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.


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

                           PEPTIDE TECHNOLOGIES, INC.
                          (A Development stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2013
                                   (Unaudited)


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

     12. SUBSEQUENT EVENTS

         There are no reportable events during the period from the nine month period ended August 31, 2013 to the date the interim consolidated financial statements are available to be issued on September 30, 2013.

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed on November 30, 2012.

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

Also in March 2013, they received perfect performance rating from Multi Pump Innovation (MPI) of Norway for its Proprietary Underwater Organic Anti-Fouling Coating. MPI is a supplier of professional cleaning equipment for shipping, offshore and fish farms. Multi Pump Innovation (MPI) of Norway conducted trials using Peptide's Aquaculture Natural anti-fouling paint and found that it prevented the attachment of any hard fouling agents onto open net pen mesh material. The netting material was submerged underwater for a total of 75 days in waters off the coast of the city of Trondheim, Norway. Peptides Technologies' formulation, Aquaculture Natural was formulated to ensure the integrity of the paint when applied to netting material. Results were dramatic; no fouling agents attached to areas coated with Aquaculture Natural, compared to other sections of the net coated with a leading competitor's anti-fouling paint. The growth of hard fouling agents (i.e. barnacles, mussels, etc.) was monitored daily. Peptide Technologies' coatings are non-hazardous and non-toxic and as a result are classified as a non-dangerous good. More information and detailed photographs about this study can be found at http://peptidetechnologiesinc.com/test-siteresults/north-atlantic-ocean
-norwegian-sea.

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

Other key attributes of our two anti-fouling paint products include:

     o Our protective coating paints are available in several colors including white;
     o Our products do not kill fouling agents, simply prevent them from attaching to our coated surfaces;
     o Our products can be applied to netting material, rope, fiberglass, cement and a variety of metal substrates; and,
     o Of all the registered anti-fouling paints, Peptide Technologies, Inc.'s paints, Aquanatural and Aquaculture Natural, are the only two registered non-hazardous, non-toxic paint coatings, and therefore rated as non-dangerous goods.

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

Virtually any submerged area with a moderate flow rate that draws water from an infested water source is vulnerable to colonization. This is especially true of areas that offer protection to small mussels, such as crevices or seams. Intake screens, for example, are common settlement areas and are often coated with clumps or druses of mussels. The presence of dislodged shells in the discharge of a facility's raw well or forbay is a common first indicator of the presence of zebra mussels in the raw water main. Facilities may also experience a noticeable decrease in head pressure. Most facilities have numerous components subject to severe bio-fouling.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At August 31, 2013, our cash balance was $5,271. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At August 31, 2013, we had a working capital deficit of $1,494,515 compared to a working capital deficit of $803,823 at November 30, 2012. At August 31, 2013, our total assets consisted of cash of $5,271, a website for $6,667, and Intangible Asset and Intellectual Property of $45,000. This compares with total assets at November 30, 2012, which consisted of cash of $7,780, prepaid expenses of $3,494, website of $9,167 and intangible assets and intellectual property of $45,000.

At August 31, 2013, our total current liabilities increased to $1,499,786 from $815,097 at November 30, 2012. During the nine months ended August 31, 2013, accounts payable and accrued liabilities increased by $684,689, due primarily to accrued payroll and consulting fees during the current year.

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

Result of Operations

For The Three Months Ended August 31, 2013 Compared To The Three Months Ended August 31, 2012.

We recognized $nil revenues from operational sales during the three months ending August 31, 2013.

During the three months ended August 31, 2013, operating expenses were $245,932 compared to $10,745 for the three months ended August 31, 2012. The increase of $235,187 was due primarily to consulting fees of $75,000 and payroll expense of $159,000 - due to our pursuit of business opportunities related to the peptide technology.

We recognized a net loss of $248,303 for the three months ended August 31, 2013, compared to a net loss of $14,421 for the three months ended August 31, 2012. The increase of $233,882 was a direct result of the increase in operating expenses, as discussed above.

For The Nine Months Ended August 31, 2013 Compared To The Nine Months Ended August 31, 2012.

During the nine months ended August 31, 2013, operating expenses were $738,181 compared to $162,439 for the nine months ended August 31, 2012. The increase of $575,742 was due to an increase in consulting fees of $102,000 and payroll expense of $477,000 due to our pursuit of business opportunities related to the peptide technology. Operating expenses during the nine months ended August 31, 2013, consisted of consulting fees of $227,000; payroll expense of $477,000;
professional fees of $19,117; office and administration costs of $13,963 and supplies costs of $1,101. This is compared to consulting fees of $125,000; professional fees of $32,093 and office and administration fees of $5,346 incurred for the nine months ended August 31, 2012.

We recognized a net loss of $738,193 for the nine months ended August 31, 2013, compared to a net loss of $167,023 for the nine months ended August 31, 2012. The increase of $571,170 was a direct result of the increase in operating expenses, as discussed above.


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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended August 31, 2013.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

ITEM 1A.          RISK FACTORS

Not applicable.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 15, 2013, 25,000 shares of the Company's common stock were issued for cash proceeds of $25,000.

Exemption From Registration Claimed

The above sale by the Company of its unregistered securities was made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individual and/or entity that purchased the unregistered securities was known to the Company and its management, through pre-existing business relationships, as long standing business associates . All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of September, 2013.


                           PEPTIDE TECHNOLOGIES, INC.



Date: October 2, 2013      By: /s/ Scott McKinley
                               ------------------------------------------------
                               Name: Scott McKinley
                               Title: Chief Executive Officer (Principal
                                      Executive Officer)



Date: October 2, 2013      By: /s/ Erik Odeen
                               ------------------------------------------------
                               Name: Erik Odeen
                               Title: Chief Financial Officer (Principal
                                      Accounting Officer)