Form 10-K
period 2013-11-30
PEPTIDE TECHNOLOGIES, INC.
filed 2014-02-28
CIK 1357878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2013

OR

☐                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number 333-133347

Peptide Technologies Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0479983
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

601 Union Street, Two Union Square, 42nd Floor, Seattle, Washington  98101
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (206) 236-9555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTCBB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes   ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act.Yes    ☐     No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer   ☐                                                                                  Accelerated filer  ☐
Non-accelerated filer  ☐                                                                                      Smaller reporting company  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

Number of shares issued and outstanding of the registrant’s class of common stock as of January 6, 2014: 151,123,000 shares of common stock.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $0.00 based on the average bid and ask as of January 8, 2014.

The Company recognized nil revenues for its most recent fiscal year.

TABLE OF CONTENTS

Page

PART I
Item 1. Description of Business	4-11
Item 1A. Risk Factors	12-14
Item 1B. Unresolved Staff Comments	14
Item 2. Description of Property	14
Item 3. Legal Proceedings	15
Item 4. Mine Safety Disclosure	15

PART II
Item 5. Market For Common Equity and Related Stockholder Matters	15-17
Item 6. Selected Financial Data	17
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation	17-21
Item 7A. Quantitative and Qualitative Disclosures of Market Risk	21
Item 8. Consolidated Financial Statements and Supplementary Data	21
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	44
Item 9A. Controls and Procedures	44
Item 9B. Other Information	45

PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	45-47
Item 11. Executive Compensation	47-48
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13. Certain Relationships and Related Transactions and Director Independence	48-49
Item 14. Principal Accountant Fees and Services	49

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules	50
Signatures	51

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for, our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as "estimate", "expect", "anticipate", "project", "plan", "intend", "believe", "forecast", "foresee", "likely", "may", "should", "goal", "target", "might", "will", "could", "predict" and "continue", the negative or plural of these words and other comparable terminology. These statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control and difficult to predict. If known or unknown risks materialize, or should underlying assumptions prove inaccurate, our actual results could differ materially from past results and from those expressed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed in our forward-looking statements are described in "Item 1A—Risk Factors" in this Annual Report on Form 10-K. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled "Item 1A—Risk Factors" and elsewhere in this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

Investors are advised to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports filed with the Securities and Exchange Commission (the "SEC").

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Discontinued Operations and New Developments

Since inception, the Company’s business plan was to develop a membership based website art gallery/auction house specifically focused on displaying and selling original artwork.  The Company changed its status from a development stage company to an operating company on November 30, 2009.  Management realized that the results of operations from the sale of artwork was lack-luster, and it was decided to change the Company’s business focus and plan for other strategic opportunities and discontinued the sale of artwork to be effective June 25, 2010.  Effective June 26, 2010, the Company started to focus on a new business development.  On July 29, 2010, the Company's name changed from Online Originals, Inc. to Creenergy Corporation.  The name change was intended to convey a sense of the Company's new business focus as it looked to pursue other opportunities.  Specifically, the Company intended to obtain leases for the exploration and production of oil and gas in northern Canada and the United States.  These objectives have not been realized and the Company has abandoned its efforts in this area.

On August 23, 2011, the Company entered into an Asset Purchase Agreement in which the Company, in exchange for 75,000,000 shares of the Company’s restricted common stock, will receive all rights and title to proprietary technologies and formulas involving the application of specialty peptides.  On December 21, 2011 the Asset Purchase Agreement was amended and 30,000,000 of the 75,000,000 shares issued were returned to treasury and cancelled.  Having done this, the Company has changed its business focus from obtaining leases for the exploration and production of oil and gas in areas of northern Alberta, Canada, to the manufacturing and distribution of natural peptide solutions to combat the economic burden caused by the zebra and quagga mussels to the hydropower electricity industry.

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

Business of Issuer

Peptide Technologies, Inc. has developed the first all-natural sustainable solution for the economic and environmental burden of bio-fouling to prevent the attachment of organic matter on ship hulls and marine assets to improve vessel fuel efficiency, decrease maintenance costs, reduce emissions and prevent toxic materials in our oceans, lakes and valuable water sources.

Our product line offers safe organic-based fouling prevention coatings used to combat the rapidly growing problems caused by the attachment of hard fouling agents in the marine and freshwater environments. Peptide Technologies’ patent protected approach not only significantly minimizes the attachment of hard fouling agents such as mussels, barnacles, etc. but is also highly effective in preventing the build-up of any bio-film layer as well.  Our products offer an industry first “30 MINUTE” curing phase to significantly lower maintenance dry dock downtime.

Our organic-based solutions are highly effective in both marine and freshwaters and are the first non-dangerous, non-hazardous and therefore environmentally friendly products available to the aquatic and industrial market.  Our fouling prevention coatings adhere to both stationary and flexible substrates (i.e. netting) and are available in a variety of colors. There are many benefits to applying our fouling prevention coatings in enclosed systems as well as open surfaces such as ship hulls, fish nets, intake screens, canal gates where the application of paint containing biocides, bio-pesticides or copper products and or chemical based is not appropriate.

Targeted applications for our products are:

• Hydro-electric facilities and dams (i.e., water in-take pipes, valves);

• Ship hulls (i.e., barnacle covered hulls can increase fuel usage by more than 40%);

• Commercial fish nets;

• Pearling and Aquaculture industry;

• Drinking water treatment facilities;

• Farm irrigation water;

• Navigation locks;

• Oil rigs (FPSO);

• Other cement and/or steel substrates; and

• Concrete residential and commercial buildings

Unlike any other anti-fouling paint, Peptide Technologies’ fouling prevention coatings are the only ones in the world to receive a non-hazardous and non-dangerous rating by Risk Management Technology firm ChemAlert of Australia with a documented Government sanctioned certification. More information can be found here: http://peptidetechnologiesinc.com/about-us/certifications/

OUR PRODUCT LINE

Peptide Technologies is pleased to introduce four products designed to prevent the attachment of fouling organisms to a variety of substrates:

Ø	AquaNatural Industrial Coating- customized formulation to provide effective protection from fouling organisms onto fixed assets for 10 years.

Ø	AquaCrete Natural Coating- customized solution to provide effective protection to concrete surfaces from fouling organisms for 10 years.

Ø	AquaCulture Natural Coating- designed for flexible substrates such as netting to allow for expansion and contraction without compromising integrity of the coating for 2 years.

Ø	AquaNatural Marine Coating- customizable friction reduction formula for assets while stationary or mobile for 5 years resulting in a potential 5-6% fuel cost savings.

Together, these coatings will prevent attachment of fouling organisms to bare wood, carbon steel, galvanized steel, stainless steel, concrete, gel coats, underwater cable coverings and polypropylene netting.  Coatings are non-hazardous and do not kill fouling agents. Coatings are designed to simply prevent organisms such as algae and other hard organisms (i.e. barnacles, mussels) from attaching to the substrate. In addition, coatings can be formulated to provide protection from fouling organisms onto fixed assets for 10 years (AquaNatural Industrial and AquaCrete Natural Coatings).

Furthermore, the incorporation of silicone into our coatings has been carefully tuned to not interfere with the slow release of the active ingredients. Indeed, the silicone provides a hydrophobic environment at the coated substrate/water interface. Empirical data obtained from a laboratory designed flume suggests a reduction in drag of >5%.  As a result, our coating will contribute to an overall savings in fuel costs for mobile assets for a period of 5 years (AquaNatural Marine Coating).

AquaCulture Natural Coating has been designed to expand and contract without compromising the integrity of the coating. Open net-pens, anchor ropes and other substrates influenced by the action of water currents can be coated and protected from fouling by the flexible nature of this coating.  The coating is designed to provide effective substrate coating protection for 2 years.

OUR PROVEN RESULTS

Peptide Technologies products are the first coating to be classified as a non-hazardous and non-dangerous good (Chem Alert - Australia) of all of the registered fouling prevention paints for both fresh and marine environments. The effectiveness of the coating at preventing the attachment of fouling organisms has been examined and independently monitored at locations around the globe including:Darwin, Australia, Niagara Falls, Canada, Colorado River, USA, Trondheim, Norway and Vancouver, Canada.  Results from all these locations showed the coatings significantly prevented fouling attachment for periods up to 8 months.

Our coatings contain no biocides, are non-dangerous, non-hazardous and free of any regulated active ingredients (DSL and TSCA). The absence of copper from any of our coatings allows for application of our products to include spraying without contamination to neighboring waters. http://www.environment.nsw.gov.au/resources/sustainbus/ 2007108_mbs_sheet4.pdf.

Our products can be produced in multiple colors including clear and white.  Furthermore the 30 minute quick curing time will reduce down time for mobile assets representing significant cost savings to owners.

Peptide Technologies has developed proven products that have successfully integrated fouling prevention with environmental safety with fouling prevention in the aquatic ecosystem. All of the coatings simply prevent the attachment of fouling organisms and does not affect the welfare of other aquatic life. Indeed, our coatings have been applied to oyster shells to prevent fouling and subsequently shown not to affect the well-being of the animal.  One of our products, AquaCrete Natural coating has also been shown to be also effective outside the aquatic environment in preventing algal attachment on concrete and thereby prevent algal fouling of walk ways or buildings located in humid or moist environments.

Peptide Technologies coatings offer a unique solution to environmental fouling for a variety of substrates. The coatings effectiveness, ease and speed of application and its non-hazardous nature will ensure the protections of industrial assets and as well be compliant with environmental legislation.

Our patent-protected fouling prevention coatings (AquaNatural Industrial, AquaCrete Natural, AquaCulture Natural, AquaNatural Marine) are based on proprietary organic formulations developed over the past 18 years. After the past two years of conclusive product testing and formula improvements, we have launched a perfected product line offering the industry safe and sustainable fouling prevention coatings used to combat the rapidly growing problems caused by the attachment of hard fouling agents in the marine and fresh water environments. Our paint is unique globally and represents the ultimate in a green approach to fouling of mobile and fixed assets.

OUR ADVANTAGES

(a)	The products are an Earth friendly organic solution and non-hazardous to aquatic life;

(b)	They can be applied to both stationary and moving substrates;

(c)	All of our coatings have a Quick 30 minute cure time;

(d)	Our products have been proven to be effective in both fresh and marine waters;

(e)	Our coatings can be applied as a paint or spray;

(f)	We offer several COLOR options to suit the end-users application; as well as a completely CLEAR coating, and,

(g)	Our non-dangerous and non-hazardous coatings work by simply preventing attachment by hard fouling agents and bio-film without harming aquatic life

OUR OUTLOOK

The International Marine coatings market currently generates revenues of $5 Billion annually and is projected to reach $10 Billion within 4 years according to Frost & Sullivan. Several factors will lead to the doubling of the global market in such a short time frame. Such factors include the introduction of an eco-friendly solution such as Peptide Technologies’ products. The availability of these products will facilitate painting of the ships and marine assets globally and not just in traditional unregulated shipping zones. Peptide Technologies is positioned to provide the entire marine coatings industry with several solutions to meet the change in environmental regulations, reduction in fuel consumption and lowering dry dock costs with its innovative product line. Our commitment to the Earth and Oceanic sustainability will drive our growth to enable a new generation of fouling prevention coatings.

Background

Bio-Fouling

Bio-fouling is the development of organic layers, created by the settlement of organisms and their metabolic products (primarily caused by a variety of organisms including: bacteria, algae and hard agents (mussels, barnacles etc.)).  Fouling produces several problems for equipment and aquatic structures, deteriorating their performance and limiting their useful life.

Typically fouling begins with the formation of bio-films which develop and affect the interaction between the substrate surface and the environment. In most instances, bio-film developments compromise the substrate’s integrity and facilitate the subsequent production of algal growth and the attachment of other hard agents.

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

AquaNatural Industrial, AquaCrete Natural, AquaCulture Natural and AquaNatural Marine products are the only non-hazardous, non-toxic, safe, user-friendly, fouling prevention coatings. These four products prevent bio-film adherence and subsequent attachment by other hard fouling agents. Our Fouling Prevention coatings are the only four environmentally-safe paints for preventing the attachment of bio-films and hard fouling agents.

Other key attributes of our four fouling prevention, products include:

•	Our protective coating paints are available in several colors including white and clear;
•	Our products do not kill fouling agents, simply prevent them from attaching to our coated surfaces;
•	Our products can be applied to netting material, rope, fiberglass, cement and a variety of metal substrates; and,
•
Of all the registered anti-fouling paints, Peptide Technologies, Inc.’s fouling prevention coatings are the only coatings registered non-hazardous, non-toxic paint coatings, and therefore rated as non-dangerous goods.

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

The quagga mussel is indigenous to the Dneiper River drainage of Ukraine and Ponto-Caspian Sea. It was discovered in the Bug River in 1890 by Andrusov, who named the species in 1897. The quagga mussel was first sighted in the Great Lakes in September 1989, when one was found near Port Colborne, Lake Erie, though the recognition of the quagga type as a distinct species was not until 1991. In August 1991, a mussel with a different genotype was found in a random zebra mussel sample from the Erie Canal near Palmyra, New York, and after confirmation that this mussel was not a variety of Dreissena polymorpha, the new species was named “quagga mussel” after the “quagga”, an extinct African relative of the zebra.  The first sighting of quagga mussels outside the Great Lakes basin was made in the Mississippi River between St. Louis, Missouri and Alton, Illinois in 1995. In January 2007, populations of quagga mussels were discovered in Lake Mead near Boulder City, Nevada, and in Lake Havasu and Lake Mohave on the California/Arizona border.

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

Zebra and quagga mussel densities within the CRB could vary widely depending on water chemistry, food availability, and breeding population. After their initial introduction, zebra mussel populations can rapidly increase by orders of magnitude, and then similarly decrease.  Under ideal conditions in the Laurentian Great Lakes zebra mussel densities reach 700,000 – 800,000 per square meter (Kovalak et al, 1993). In the lower Mississippi River, where the zebra mussel has been introduced, densities of 400,000 per square meter have been reported (Kraft, 1995). The Mississippi has an ideal environment for zebra and quagga mussels, in part because food resources are abundant (Kraft, 1995). While Columbia River water quality parameters are favorable to zebra and quagga mussel colonization (Athearn 1999), the Columbia River’s lower plankton densities in comparison to the Mississippi or Great Lakes, may limit zebra and quagga mussel population densities.

Densities of zebra and quagga mussels in the Pacific Northwest will determine the severity of impacts on hydropower, navigation, and fish passage facilities. Zebra mussel densities in powerhouses will depend on the configuration of the water systems and water conduit materials.  The potential economic impacts of zebra and quagga mussels on hydropower generation facilities in the Columbia River will be determined by a number of factors including density, growth rate, and maintenance costs. While density and growth are affected by environmental factors as noted above, maintenance costs will also be driven by the difficulty in accessing fouled areas, the methods available for removal and control, and the amount of time available for maintenance activities. They prefer to cling to flat, stainless steel structures where water flows less than 6 feet per second.  The muscles infestation sets in and begins to clog hydroelectric power cooling pipes and other hardware in the dams’ operations with quagga colonies.  Not only do they pose a threat to the cooling pipe system for hydroelectric turbines, but also to the network that supplies domestic water for workers and visitors at the dams.

Economic Impacts

• Hydroelectric Dams and Nuclear Power Plants

There are more than 85,000 dams in the United States alone, of which approximately 11% are federally owned and operated. The major concern is the blockage of water lines designed to cool the hydropower turbines at dams like Hoover. This problem has already caused a “significant increase in the frequency of high temperature alarms in cooling systems, requiring shutdowns” so that the mussels could be removed.

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

Virtually any submerged area with a moderate flow rate that draws water from an infested water source is vulnerable to colonization. This is especially true of areas that offer protection to small mussels, such as crevices or seams. Intake screens, for example, are common settlement areas and are often coated with clumps or druses of mussels. The presence of dislodged shells in the discharge of a facility’s raw well or forbay is a common first indicator of the presence of zebra mussels in the raw water main. Facilities may also experience a noticeable decrease in head pressure. Most facilities have numerous components subject to severe bio-fouling,

• Shipping Industry

The shipping industry worldwide spends huge amounts every year combating the effects of “fouling”. Every year or two, ocean going vessels must dry-dock in order to undergo extensive work over two or more weeks to remove barnacles that have attached to the hull. Prior to dry-docking, ships gradually undergo rapid increases in additional fuel costs due to increased drag from fouling. The mechanism involved in fouling occurs in a series of three steps. Within one week, the hull surface is coated with a slimy deposit. Following this, various micro-organisms (bacteria) attach. Barnacles attach to this slimy/bacterial coating and become attached to the ship’s hull using a bio-cement generated by a series of three proteins that undergo a conformational change, within the organism. This cement is one of, if not the strongest cement known to date of anything produced naturally.

The current anti-fouling paint applied to ship hulls contains toxic chemicals and heavy metals.  However, as the international shipping community has been issuing legislation prohibiting the use of these environmentally hazardous substances – the need for alternatives is pressing.

• Recreational Boating Industry

In contrast, Lake Mead Marina predicts the costs to the West’s recreational boating industry alone will be immense in the coming few years. Mussels are smothering everything under the waterline at marinas, making simple maintenance on boats and floating docks expensive and time consuming, not to mention dangerous due to the razor-sharp shells being plucked from the water.

The United States Park Service, which figures the mussels have been in Lake Mead since 2005, is trying to protect the rest of the West’s waters by requiring boats that have been docked in a slip to be decontaminated with jets of scalding water before departing Lake Mead. A killer hot wash costs about $40 for a small boat and up to $200 for a houseboat.

• Ecological Damage

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

Other zebra and quagga mussel infested applications include:

• Drinking water treatment facilities;

• Fish hatcheries and aquaculture facilities;

• Golf courses;

• Impoundments and reservoirs;

• Institutions (hospitals, colleges, etc.);

• National scenic river ways;

• Navigation locks;

• Public agencies; and

• Farm irrigation water.

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

Peptide Technologies Inc. was formed on November 18, 2005 for the purpose of engaging in any lawful business and had adopted a plan to engage the sale of art work over the internet.  The Company had minimal revenues.  On July 29, 2010 the Company's name changed from Online Originals, Inc. to CREENERGY Corporation.  The name change was intended to convey a sense of the Company's new business focus as it looks to pursue other opportunities.  Specifically, the Company intended to obtain leases for the exploration and production of oil and gas in northern Alberta, Canada.  The Company was unable to identified any prospects or enter into any leases or agreements.

On August 23, 2011, the Company entered into an Asset Purchase to acquire intangible assets and intellectual property known as the Peptide Technology Platform.  The Peptide Technology Platform includes the technology platforms for developing a variety of drug candidates and biological solutions for existing problems in humans, animals and the environment.  Effective October 12, 2011, the Company changed its name to Peptide Technologies, Inc. in order to better convey a sense of the Company’s new business focus.  At the date of this Annual Report on Form 10-K, the Company is not profitable.  Peptides must be regarded as a start-up venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

Peptides can give no assurance of success or profitability to the Company’s investors.

There is no assurance that Peptides will ever operate profitably.  There is no assurance that the Company will generate revenues or profits, or that the market price of the Company’s common stock will be increased thereby.

The Company will need additional financing for which Peptides has no commitments, and this may jeopardize execution of the Company’s business plan.

The Company’s capital needs consist primarily of expenses related to expenses incurred with maintaining its reporting status and could exceed $50,000 in the next twelve months.  Such funds are not currently committed, and Peptides’ cash as of the date of this Annual Report on Form 10K of approximately $5,000.

Peptides has limited funds, and such funds may not be adequate to carry out the business plan.  The Company’s ultimate success depends upon its ability to raise additional capital.  The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing.  If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company.  If not available, Peptides’ operations will be limited to those that can be financed with its modest capital.

We will incur expenses in connection with our sec filing requirements and we may not be able to meet such costs, which could jeopardize our filing status with the SEC.

As a public reporting company we are required to meet the filing requirements of the SEC.  We may see an increase in our legal and accounting expenses as a result of such requirements.  We estimate such costs on an annualized basis to be approximately $50,000, which includes both the annual audit and the review of the quarterly reports by our auditors.  These costs can increase significantly if the Company is subject to comment from the SEC on its filings and/or we are required to file supplemental filings for transactions and activities.  If we are not compliant in meeting the filing requirements of the SEC, we could lose our status as a 1934 Act Company, which could compromise our ability to raise funds.

Peptides is not diversified and it is dependent on only one business.

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations.  Peptides’ probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within the industry and therefore increase the risks associated with the Company’s operations due to lack of diversification.

The Company may in the future issue more shares which could cause a loss of control by its present management and current stockholders.

Peptides may issue further shares as consideration for the cash or assets or services out of its authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of the Company.  The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace the Company’s management at this time.  Such an occurrence would result in a greatly reduced percentage of ownership of Peptides by its current shareholders, which could present significant risks to investors.

Peptides will depend upon management but it will have limited participation of management.

The Company currently has two individuals who are serving as its officers and directors.  The Company will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to Peptides, to implement the Company’s business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to Peptides business results in a delay in progress toward implementing the Company’s business plan.

Peptides does not know of any reason other than outside business interests that would prevent them from devoting full-time to its Company, when the business may demand such full-time participation.

The departure of our key personnel could compromise our ability to execute our strategic plan and may result in additional severance costs to us.

Our success largely depends on the skills, experience and efforts of our key personnel.  The loss of these persons, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

We will need to recruit and retain additional qualified personnel to successfully grow our business.

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

The Company is a “penny stock” company.  None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale.  Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of shareholders to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks".  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended.  Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities.  The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Our officers and directors collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

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

We may seek to raise additional funds or develop strategic relationships by issuing capital stock.

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

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our Common Stock is presently traded on the over-the-counter market on the OTCBB.  On August 7, 2008, we were listed on the over the counter bulletin board under the symbol “OLOI”.

Effective on October 12, 2011, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada to change its name from Creenergy, Corporation to Peptide Technologies, Inc.

As a result of the change, the Company’s trading symbol, on the Over The Counter Market BBboard was changed to “PEPT.”  During the period of August 7, 2008 through November 30, 2013, our shares have not traded.

(b)  Holders

 As of January 06, 2014, there were approximately ninety-nine (99) holders of record of our common stock.

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

(d)  Securities authorized for issuance under equity compensation plans

None.

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended November 30, 2013 and 2012, the Company made the following sales and issuances of its unregistered securities.

On January 5, 2012, the Company issued 5,000 shares of the Company’s restricted common stock for cash proceeds of $4,936 (CAD $5,000).

On January 6, 2012, the Company issued 5,000 shares of the Company’s restricted common stock for cash proceeds of $4,921 (CAD $5,000).

On January 15, 2012, 5,000 shares of the Company’s restricted common stock were issued for cash proceeds of $4,884 (CAD $5,000).

On January 24, 2012, the Company issued 5,000 shares of the Company’s restricted common stock for cash proceeds of $4,943 (CAD $5,000).

On April 20, 2012, the Company issued 5,000 shares of the Company’s restricted common stock for cash proceeds of $5,041 (CAD $5,000).

On July 11, 2012, the Company issued 5,000 shares of the Company’s restricted common stock were issued for cash proceeds of $4,902 (CAD $5,000).
On August 31, 2012, the Company issued 5,000,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to a director of the Company for accepting the positions of Chief Financial Officer and director of the board.  As a result, the Company recorded share-based payment of $5,000 when the stock was issued.

On September 28, 2012, the Company issued 5,000 shares of the Company’s restricted common stock for cash proceeds of $5,086 (CAD $5,000).

On October 15, 2012, the Company issued 20,000 shares of the Company’s restricted common stock for cash proceeds of $20,402 (CAD $20,000).

On November 28, 2012, the Company issued 3,000,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to a third party for technical services rendered.  As a result, the Company recorded stock compensation expense of $3,000 when the stock was issued.

On April 10, 2013, the Company issued 20,000 shares of the Company’s restricted common stock for cash proceeds of $20,000. The Company paid $2,000 in share issuance costs.

On April 26, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock at a par value of $0.001 per share to a third party for marketing assistance with the development of the international markets in the South Pacific quadrant for the Company.  As a result, the Company recorded consulting expense of $2,000 when the stock was issued.

On July 18, 2013, the Company issued 25,000 shares of the Company’s restricted common stock for cash proceeds of $25,000.

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

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6.   SELECTED FINANCIAL DATA

Contained under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent consolidated financial statements and notes appearing elsewhere in this Form 10-K.

Our registered public accounting firm’s audit report on our consolidated financial statements as of and for the year ended November 30, 2013, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below.

On August 23, 2011, the Company entered into an Asset Purchase to acquire intangible assets and intellectual property known as the Peptide Technology Platform.  The Peptide Technology Platform includes the technology platforms for developing a variety of drug candidates and biological solutions for existing mussel problems in the environment.  Effective October 12, 2011, the Company changed its name to Peptide Technologies, Inc. in order to better convey a sense of the Company’s new business focus.

Peptide Technologies, Inc. is a development stage company that is engaged in the development and manufacture of safe “green” peptide-based products used to combat the rapidly growing problems caused by the quagga and zebra mussel infestation in U.S. and Canadian waters.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

At November 30, 2013, we had a working capital deficit of $1,750,965 compared to working capital deficit of $803,823 at November 30, 2012.  At November 30, 2013, our total assets consisted of cash of $157, website of $5,833 and intangible assets and intellectual property of $45,000.  This compares with our total assets at November 30, 2012, which consisted of cash of $7,780, prepaid expenses of $3,494, website of $9,167 and intangible assets and intellectual property of $45,000.

At November 30, 2013, our total current liabilities, consisting of accounts payable of $574,188, accrued liabilities of $27,000, payroll taxes payable of $17,084, salaries and benefits payable of $1,044,000, and notes payable of $88,850.  Whereas, at November 30, 2012, our total current liabilities, consisting of accounts payable of $274,217, accrued liabilities of $9,500, payroll taxes of $6,000, salaries and benefits payable of $441,000, and notes payable of $84,380.

Result of Operations – New Developments

We recognized no revenues from discontinued operations during both fiscal years ending November 30, 2013 and 2012.  We have not received any revenue since our inception of the New Developments which began June 26, 2010.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

During the year ended November 30, 2013, we incurred operating expenses of $994,706 compared to operating expenses of $654,986 for the year ended November 30, 2012.  The principal component of losses in 2013 were salaries and bonus of $623,084 consulting expense of $302,000, professional fees of $38,170, and general and administration of $30,350; compared with the principal component losses in 2012 which were salaries and bonus of $447,000, consulting expense of $145,000, professional fees of $46,759, and general and administration of $16,226.

The net loss for the year ended November 30, 2013 was $995,476 compared to a net loss of $659,736 for the year ended November 30, 2012. From the point of re-entry into the development state on June 26, 2010 to November 30, 2013, we have incurred a net loss of $1,893,030.

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

Off Balance Sheet Arrangements.

None.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect the Company’s financial disclosures:

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Pept Peptide, a company incorporated in the province of British Columbia on August 5, 2013. All significant inter-company balances and transactions have been eliminated upon consolidation.

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with Accounting Standards Codification (“ASC”) 720-15, “Start-Up Costs”.

Development-Stage Company

During the year ended November 30, 2010, the Company abandoned its previous business of sale of original artwork and re-entered the development stage with its intended new business, which currently has no revenues.  Management expects to sustain losses from operations until such time it can generate sufficient revenues to meet its anticipated cost structure.  The Company is considered a development-stage company in accordance with the ASC 915, “Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Website

In accordance with ASC 350-50, “Website Development Costs”, expenditures during the planning and operating stages of the Company’s website are expensed as incurred.  Expenditures incurred during the website application and infrastructure development stage are capitalized and amortized to expense over the website’s estimated useful life of 3 years.

Intangible Assets

Intangible assets include the cost of acquiring the intellectual property.  In accordance with ASC 350-30 “General Intangibles Other Than Goodwill”, an intangible asset that is acquired either individually or with a group of other assets shall be recognized.  Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as whole, shall be recognized as an expense when incurred.  The intellectual property is determined to have an indefinite useful life and is not subject to amortization.

Impairment of Long-Lived Assets

Long-lived assets include the website and intangible assets and intellectual property.  Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There has been no impairment as of November 30, 2013.

Research and Development

Research and development expenses are charged to operations as incurred.

Income Taxes

The Company adopted the ASC 740, “Accounting for Income Taxes”.  ASC 740 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Income (Loss) per Share

In accordance with ASC 260, “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  At November 30, 2013, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Estimated fair value of financial instruments

The carrying value of the Company’s consolidated financial instruments, consisting of cash, accounts payable, and notes payable approximate their fair value due to the short-term maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or currency risks arising from these financial statements.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At November 30, 2013, all cash and cash equivalents were insured by agencies of the U.S. Government.

Foreign Currency Translation

The consolidated financial statements are presented in U.S. dollars. In accordance with ASC 830 “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Comprehensive Income (Loss)

The Company adopted ASC 220, "Reporting Comprehensive Income".  ASC 220 requires that the components and total amounts of comprehensive income be displayed in the consolidated financial statements beginning in 1998.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Use of Estimates

The preparation of the Company’s consolidated financial statements are in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements required by this Item begin on Page F-23 of this Form 10-K.

PEPTIDE TECHNOLOGIES, INC.

 (A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

Page
Reports of Independent Registered Public Accounting Firm	F-23

Consolidated Financial Statements:

Consolidated Balance Sheets	F-24

Consolidated Statements of Loss and Comprehensive Loss	F-25

Consolidated Statements of Cash Flows	F-26

Consolidated Statement of Changes in Stockholders’ (Deficiency)	F-27

Notes to Consolidated Financial Statements	F-28 to F-43

James Stafford
James Stafford, Inc. Chartered Accountants Suite 350 – 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 www.JamesStafford.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Peptide Technologies Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Peptide Technologies Inc. (A Development Stage Company) (the “Company”) as at 30 November 2013 and 2012 and the related consolidated statements of loss and comprehensive loss, cash flows and changes in stockholders’ deficiency for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at 30 November 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ James Stafford
Vancouver, Canada	Chartered Accountants

26 February 2014

Peptide Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)
	Notes	As at 30 November 2013 $	As at 30 November 2012 $

ASSETS

Current assets
Cash and cash equivalents		157	7,780
Prepaid expenses		-	3,494

		157	11,274

Intangible assets and intellectual property	7	45,000	45,000
Website	3	5,833	9,167

Total assets		50,990	65,441

STOCKHOLDERS’ DEFICIENCY AND LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	4, 6	1,662,272	730,717
Notes payable	5	88,850	84,380

Total liabilities		1,751,122	815,097

Stockholders’ deficiency
Capital stock	8
Authorized:
675,000,000 common shares, par value $0.001
Issued and outstanding:
30 November 2013 - 151,123,000 common shares
30 November 2012 - 149,078,000 common shares		151,123	149,078
Additional paid-in capital		148,279	105,324
Accumulated deficit		(105,837)	(105,837)
Accumulated deficit during development stage		(1,893,697)	(898,221)

Total stockholders’ deficiency		(1,700,132)	(749,656)

Total stockholders’ deficiency and liabilities		50,990	65,441

APPROVED BY THE BOARD:

“Scott McKinley”	“Erik Odeen”
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

Peptide Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. dollars)
	Notes	For the year ended 30 November 2013 $	For the year ended 30 November 2012 $	Cumulative from re-entering of development stage on 26 June 2010 to 30 November 2013 $

Expenses
Consulting	6, 8	302,000	145,000	552,975
Salaries and bonus	4 , 6	623,084	447,000	1,070,084
General and administration	9	30,350	16,226	53,025
Professional fees		38,170	46,759	151,743
Supplies and materials		1,102	-	60,232

Net loss before other items		(994,706)	(654,985)	(1,888,059)

Other items
Foreign exchange gain (loss)		3,608	(1,494)	2,114
Interest expense	5	(4,378)	(3,257)	(7,752)

Net loss for the period		(995,476)	(659,736)	(1,893,697)

Other comprehensive loss
Foreign currency translation adjustment		-	(694)	(333)

Total comprehensive loss for the period		(995,476)	(660,430)	(1,894,030)

Basic and diluted comprehensive loss per common share		(0.007)	(0.005)

Weighted average number of shares outstanding		150,294,589	143,453,042

The accompanying notes are an integral part of these consolidated financial statements.

Peptide Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
	Notes	For the year ended 30 November 2013 $	For the year ended 30 November 2012 $	Cumulative from re-entering of development stage on 26 June 2010 to 30 November 2013 $

OPERATING ACTIVITIES

Net loss for the period		(995,476)	(659,736)	(1,893,697)
Adjustments to reconcile net loss to cash used by operating activities
Accrued interest	5	4,378	3,257	7,752
Amortization	3	3,334	833	4,167
Foreign exchange gain (loss)		(3,608)	1,494	(2,114)
Non-cash consulting expense	8	2,000	-	2,000
Share-based payment	8	-	8,000	8,000
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses		3,494	(3,367)	2,710
Increase in trades payable and accrued liabilities	4, 6	931,555	591,807	1,661,522

Cash used in operating activities		(54,323)	(57,712)	(209,660)

INVESTING ACTIVITIES

Purchase of website	3	-	(10,000)	(10,000)

Cash used in investing activities		-	(10,000)	(10,000)

FINANCING ACTIVITIES

Proceeds from issuance of common shares, net of share issuance costs	8	43,000	55,114	121,114
Increase in notes payable	5	3,700	19,416	67,212
Contribution by related party		-	-	27,288

Cash from financing activities		46,700	74,530	215,614

Effect of foreign exchange rate changes on cash		-	(694)	(333)

Increase (decrease) in cash and cash equivalents		(7,623)	6,124	(4,379)
Cash and cash equivalents, beginning of period		7,780	1,656	4,536

Cash and cash equivalents, end of period		157	7,780	157

Supplemental cash flow information (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Peptide Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. dollars)
	Number of shares	Capital stock $	Additional paid-in capital $	Accumulated deficit $	Accumulated deficit during development stage $	Accumulated comprehensive loss $	Total $

Balances, 30 November 2011	171,023,000	171,023	50,265	(105,837)	(238,485)	694	(122,340)
Shares issued for
Cash	55,000	55	55,059	-	-	-	55,114
Related party services	5,000,000	5,000	-	-	-	-	5,000
Contractor services	3,000,000	3,000	-	-	-	-	3,000
Cancellation of common shares	(30,000,000)	(30,000)	-	-	-	-	(30,000)
Foreign currency translation adjustment	-	-	-	-	-	(694)	(694)
Net loss for the year	-	-	-	-	(659,736)	-	(659,736)

Balances, 30 November 2012	149,078,000	149,078	105,324	(105,837)	(898,221)	-	(749,656)
Shares issued for
Cash, net of share issuance costs	45,000	45	42,955	-	-	-	43,000
Contractor services	2,000,000	2,000	-	-	-	-	2,000
Net loss for the year	-	-	-	-	(995,476)	-	(995,476)

Balances, 30 November 2013	151,123,000	151,123	148,279	(105,837)	(1,893,697)	-	(1,700,132)

The accompanying notes are an integral part of these consolidated financial statements.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
1.	NATURE AND CONTINUENCE OF OPERATIONS

1.1	Organization

Peptide Technologies, Inc. (the “Company”) was incorporated in the State of Nevada, United States of America, on 18 November 2005.  On 29 July 2010, the Company’s name was changed from Online Originals, Inc. to CREEnergy Corporation.  Effective 12 October 2011, the Company’s name was changed from CREEnergy Corporation to Peptide Technologies, Inc.  The Company’s year-end is 30 November.

On 5 August 2013, the Company incorporated Pept Peptide Technologies Inc. (“Pept Peptide”), a wholly-owned subsidiary, under the laws of British Columbia. Pept Peptide currently does not have any transactions from the date of incorporation on 5 August 2013 to 30 November 2013.

1.2	Nature of Operations and Change in Business

Upon inception on 18 November 2005, the Company’s business plan was to develop a membership-based website art gallery/auction house specifically focused on displaying and selling original artwork.  The Company changed its status from a development stage company to an operating company on 30 November 2009.  Management realized that the results of operations from the sale of artwork lacks luster and decided to change the Company’s business focus and plan for other strategic opportunities.  Effective 26 June 2010, the Company became a development stage company focusing on a new business.

On 23 August 2011, the Company entered into an agreement (the “Asset Purchase Agreement”) in which the Company, in exchange for 75,000,000 shares of the Company’s restricted common stock, received all rights and title to proprietary technologies and formulas involving the application of specialty Peptides.  The Company has changed its business focus to the manufacturing and distribution of natural peptide solutions to combat the economic burden of bio-fouling. On 14 December 2011, the Company amended the Asset Purchase Agreement. As a result of the amendment, the purchase price of the assets was reduced from 75,000,000 shares to 45,000,000 shares, and 30,000,000 shares were returned to treasury (Notes 7 and 8).

The Company’s business activities focus is on the development of all-natural, sustainable solutions to the increasing problem of bio-fouling and the development of safe “green” organic-based anti-fouling products used to combat the rapidly growing problems caused by the attachment of hard fouling agents in marine and freshwater environments. This approach emphasizes minimizing the attachment of hard fouling agents (mussels, barnacles, etc.) and preventing the build-up of any bio-film layer as well.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

1.3	Basis of Going Concern

The accompanying consolidated financial statements as at 30 November 2013 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has had a net loss of $995,476 for the year ended 30 November 2013 (30 November 2012 - $659,736; cumulative - $1,893,697) and has a working capital deficit of $1,750,965 at 30 November 2013 (30 November 2012 - $803,823).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended 30 November 2014.  However, if the Company is unable to raise additional capital in the near future or met financing requirements, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although management is actively seeking to add new products and/or services in order to show profitability, and is seeking additional sources of equity or debt financing, there is no assurance that these activities will be successful.  The Company has not yet been able to find products and services that would contribute to their business due to the continued economic condition.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of management who is responsible for their integrity and objectivity.  These accounting policies have been consistently applied in the preparation of the consolidated financial statements.

2.1	Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable for a development stage company for financial information and are expressed in U.S. dollars.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2.2	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Pept Peptide, a company incorporated in the province of British Columbia on 5 August 2013. All significant inter-company balances and transactions have been eliminated upon consolidation.

2.3	Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with Accounting Standards Codification (“ASC”) 720-15, “Start-Up Costs”.

2.4	Development-Stage Company

During the year ended 30 November 2010, the Company abandoned its previous business of sale of original artwork and re-entered the development stage with its intended new business, which currently has no revenues.  Management expects to sustain losses from operations until such time it can generate sufficient revenues to meet its anticipated cost structure.  The Company is considered a development-stage company in accordance with the ASC 915, “Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

2.5	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

2.6	Website

In accordance with ASC 350-50, “Website Development Costs”, expenditures during the planning and operating stages of the Company’s website are expensed as incurred.  Expenditures incurred during the website application and infrastructure development stage are capitalized and amortized to expense over the website’s estimated useful life of 3 years.

2.7	Intangible Assets

Intangible assets include the cost of acquiring the intellectual property.  In accordance with ASC 350-30 “General Intangibles Other Than Goodwill”, an intangible asset that is acquired either individually or with a group of other assets shall be recognized.  Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as whole, shall be recognized as an expense when incurred.  The intellectual property is determined to have an indefinite useful life and is not subject to amortization. The useful life of the intangible asset is reassessed at each reporting period.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2.8	Impairment of Long-Lived Assets

Long-lived assets include the website and intangible assets and intellectual property.  Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There has been no impairment as of 30 November 2013.

2.9	Research and Development

Research and development expenses are charged to operations as incurred.

2.10	Income Taxes

The Company adopted the ASC 740, “Accounting for Income Taxes”.  ASC 740 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

2.11	Basic and Diluted Income (Loss) per Share

In accordance with ASC 260, “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  At 30 November 2013, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
2.12	Estimated fair value of financial instruments

The carrying value of the Company’s consolidated financial instruments, consisting of cash, accounts payable, and notes payable approximate their fair value due to the short-term maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or currency risks arising from these financial statements.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At 30 November 2013, all cash and cash equivalents were insured by agencies of the U.S. Government.

2.13	Foreign Currency Translation

The consolidated financial statements are presented in U.S. dollars. In accordance with ASC 830 “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

2.14	Comprehensive Income (Loss)

The Company adopted ASC 220, "Reporting Comprehensive Income".  ASC 220 requires that the components and total amounts of comprehensive income be displayed in the consolidated financial statements beginning in 1998.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

2.15	Use of Estimates

The preparation of the Company’s consolidated financial statements are in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

2.16	Changes in Accounting Policies

Effective 1 December 2012, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other”. This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill”.  The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent.  The adoption of this update did not have a material effect on the Company’s financial statements.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

Effective 1 December 2012, the Company retroactively adopted the FASB ASU No. 2011-12, “Comprehensive Income”.  This update amends certain pending paragraphs in ASU No. 2011-05 “Presentation of Comprehensive Income”, to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.   As ASU No. 2011-12 relates only to the presentation of comprehensive income, the adoption of this update did not have a material effect on the Company’s financial statements.
Effective 1 December 2012, the Company adopted FASB ASU No. 2011-08, “Intangibles – Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The adoption of this update did not have a material effect on the Company’s financial statements.

Effective 1 December 2012, the Company retroactively adopted FASB ASU No. 2011-05, “Presentation of Comprehensive Income”.  This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the adoption of this update did not have a material effect on the Company’s financial statements.

2.17	Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years and interim periods within those years, beginning after 15 December 2014, with early adoption permissible. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-02, “Comprehensive Income”. This update requires an entity to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on the respective line items in net income in one place, and in some cases, cross-references to related footnote disclosures. The update applies to public companies for all reporting periods presented, including interim periods, and to nonpublic entities for annual reporting periods. ASU No. 2013-02 will be effective for fiscal years, and interim periods within those years, beginning after 15 December 2012 for public companies, with early adoption permitted. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

2.18	Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

2.19	Other

The Company consists of one reportable business segment.

The Company paid no dividends during the periods presented.

3.	WEBSITE

As at 30 November	2013			2012
	Cost $	Accumulated amortization $	Net book value $	Cost $	Accumulated amortization $	Net book value $

Website	10,000	4,167	5,833	10,000	833	9,167

Total	10,000	4,167	5,833	10,000	833	9,167

The Company purchased a website during October 2012 for $10,000.  This website has a useful life of three 3 years, and the cost is being amortized over the life of the asset.  During the year ended 30 November 2013, the Company recognized amortization expense of $3,334 (2012 - $833; cumulative - $4,167) (Note 9).

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As at 30 November	$2013	$2012

Accounts payable	574,188	274,217
Accrued liabilities	27,000	9,500
Payroll taxes payable	17,084	6,000
Salaries and benefits payable (Notes 6 and 11)	1,044,000	441,000

Total accounts payable and accrued liabilities	1,662,272	730,717

Trades payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in salaries and benefits payable, are $300,000 (30 November 2012 - $300,000) of bonuses payable to the Chief Executive Officer (“CEO”) of the Company (Note 6).

Included in accounts payable and accrued liabilities is $545,000 (30 November 2012 - $245,000) payable to a related party of the Company as at 30 November 2013 (Note 6).

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

The Company is in the process of completing and resolving issues related to its income tax filings and has accrued $10,000 during the year ended 30 November 2013 related to potential penalties associated with these filings. However, there is no assurance that additional interest and penalties will not be assessed (Notes 9, 10 and 11).

5.	NOTES PAYABLE AND ACCRUED INTEREST

	$2013	$2012
During the year ended 30 November 2010, Fotoview Inc. (“Fotoview”) issued a loan of $16,000 to a former director of the Company to purchase 4,000,000 restricted common shares of the Company. Upon the director’s resignation, the 4,000,000 common shares were cancelled and the Company assumed the loan payable to Fotoview. The loan is unsecured, bears no interest, and has no fixed terms of repayment.	16,000	16,000

On 21 September 2011, PSI Services (“PSI”) issued a loan of $500 to the Company. The loan is unsecured, bears no interest and has no fixed terms of repayment.	500	500

On 13 November 2011, PSI issued a loan of CAD$45,000 to the Company. The loan is unsecured and bears interest at a rate of 6% per annum. Principal and accrued interest is due on 30 November 2014. During the year ended 30 November 2013, the Company accrued interest expense of $3,031 (2012 - $2,666) (Note 12). The loan payable to PSI as at 30 November 2013 consists of principal and accrued interest of $42,710 (30 November 2012–$44,650) and $5,251 (30 November 2012–$2,815), respectively.	47,961	47,465

On 1 June 2012, PSI issued a loan of CAD$20,000 to the Company. The loan is unsecured and bears interest at a rate of 6% per annum. Principal and accrued interest is due on 30 November 2014. During the year ended 30 November 2013, the Company accrued interest expense of $1,347 (2012 - $591) (Note 12).The loan payable to PSI as at 30 November 2013 consists of principal and accrued interest of $18,982 (30 November 2012–$19,856) and $1,707 (30 November 2012–$559), respectively.	20,689	20,415

On 22 October 2013, PSI issued a loan of USD$3,700 to the Company. The loan is unsecured, bears no interest, and has no fixed terms of repayment.	3,700	-
Total notes payable and accrued interest	88,850	84,380

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

6.	RELATED PARTY TRANSACTIONS

As at 30 November 2013, the amount due to related parties includes $1,044,000 payable to directors and employees of the Company in relation to salaries and benefits earned (30 November 2012 - $441,000). Of the amount due to related parties, $300,000 relates to bonuses payable to the CEO of the Company (30 November 2012 - $300,000) (Note 4).

As at 30 November 2013, the amount due to related parties includes $545,000 payable to a related party of the Company in relation to consulting fees (30 November 2012 - $245,000) (Note 4).

During the year ended 30 November 2013, the Company accrued salaries and benefits of $612,000 to officers and employees of the Company (2012 - $441,000; cumulative - $1,053,000) (Note 11).  Included in salaries and benefits, are bonuses of $Nil accrued to the CEO of the Company during the year ended 30 November 2013 (2012 - $300,000; cumulative - $300,000).

During the year ended 30 November 2013, the Company accrued $300,000 of consulting fees to a related party of the Company (2012 - $145,000; cumulative - $545,000).

During the year ended 30 November 2013, the Board approved a commission payment program equal to 30% of gross sales of fouling prevention coatings.  Under this program, the CEO will receive compensation equal to 20% of gross sales of anti-fouling paint, as recognition of his work in developing the formulas; and an external consultant will receive 10% of gross sales of anti-fouling paint as compensation for sales development (Notes 7 and 11).

During the year ended 30 November 2013, directors and shareholders of the Company made cash contributions in the amount of $Nil (2012 - $Nil, Cumulative – $27,288).

During the year ended 30 November 2012, the Company issued 5,000,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to a director of the Company for accepting the positions of Chief Financial Officer (“CFO”) and director of the board (Notes 8 and 12).

7.	INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

On 23 August 2011, the Company entered into an agreement (the “Asset Purchase Agreement”) to acquire intangible assets and intellectual property known as the Peptide Technology Platforms (the “Platforms”) in exchange for 75,000,000 common shares of the Company (issued on 23 August 2011) (Notes 1, 8 and 12).

On 14 December 2011, the Company entered into an amended agreement amending the Asset Purchase Agreement (the “Amended Asset Purchase Agreement”) and, as a result, a total of 30,000,000 common shares were returned to treasury and cancelled (Notes 8 and 11) in exchange for payment of half of one percent of all gross monies received by the Company in relation to revenue earned from products derived from the use of all the formulae listed in the Assets Purchase Agreement.  In addition, a monthly stipend of CAD $15,000 per month is to be paid commencing on the receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the Amended Asset Purchase Agreement (Note 11).  The cancellation of 30,000,000 common shares has been recorded as a recovery of intangible assets and intellectual property.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

On 20 January 2013, the Board approved a commission payment program equal to 30% of gross sales of fouling prevention coatings.  Under this program, the CEO will receive compensation equal to 20% of gross sales of anti-fouling paint, as recognition of his work in developing the formulas; and an external consultant will receive 10% of gross sales of anti-fouling paint as compensation for sales development (Notes 6 and 11).

The Platforms includes but are not limited to the following:

i.	Proteomic research platforms which include proprietary solid phase media side-chain protected peptide array synthesis;
ii.	Peptide libraries;
iii.	Combination design techniques;
iv.	Peptide molecule modifications;
v.	A proprietary genetic algorithm that designs peptides for goodness to fit to a target; and
vi.	Proprietary and patented application platforms, including a viral vector gene therapy and epitode-mapping based vaccine development.

8.	CAPITAL STOCK

8.1	Authorized common stock

The Company’s authorized common stock consists of 675,000,000 shares of common stock with a par value of $0.001 per share.  On 10 August 2010, the Company increased the number of authorized share capital from 75,000,000 shares of common stock to 675,000,000 shares of common stock with the same par value of $0.001 per share.

8.2	Issued and outstanding

On 2 June 2010, and effective 10 August 2010, the directors of the Company approved a forward split of the common stock of the Company on a basis of 30 new common shares for 1 old common share.  As a result of the forward stock split, 208,800,000 additional shares were issued.  Capital and additional paid-in capital have been adjusted accordingly.  When adjusted retroactively, there was a $119,501 shortage of additional paid-in capital; thus an adjustment to accumulated deficit of $104,000 was recorded on 20 May 2010 (the date of issuance of 120,000,000 shares) and $15,501 to the beginning balance.  The consolidated financial statements contained herein reflect the appropriate values for capital stock and accumulated deficit.  Unless otherwise noted, all references in the accompanying consolidated financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the forward stock split.

The total issued and outstanding capital stock is 151,123,000 common shares with a par value of $0.001 per common share.  During the years ended 30 November 2013 and 2012, the Company issued common shares as follows:

a)
On 23 August 2011, the Company issued 75,000,000 shares of the Company’s restricted common stock in exchange for intangible assets and intellectual property.  On 21 December 2011 a total of 30,000,000 common shares were returned to treasury and cancelled (Notes 1, 7 and 12).

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
b)	On 5 January 2012, the Company issued 5,000 shares of the Company’s restricted common stock for cash proceeds of $4,936 (CAD $5,000).

c)	On 6 January 2012, the Company issued 5,000 shares of the Company’s restricted common stock for cash proceeds of $4,921 (CAD $5,000).

d)	On 15 January 2012, 5,000 shares of the Company’s restricted common stock were issued for cash proceeds of $4,884 (CAD $5,000).

e)	On 24 January 2012, the Company issued 5,000 shares of the Company’s restricted common stock for cash proceeds of $4,943 (CAD $5,000).

f)	On 20 April 2012, the Company issued 5,000 shares of the Company’s restricted common stock for cash proceeds of $5,041 (CAD $5,000).

g)	On 11 July 2012, the Company issued 5,000 shares of the Company’s restricted common stock were issued for cash proceeds of $4,902 (CAD $5,000).

h)
On 31 August 2012, the Company issued 5,000,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to a director of the Company for accepting the positions of CFO and director of the board (Notes 6 and 12).  As a result, the Company recorded share-based payment of $5,000 when the stock was issued (Note 9).

i)	On 28 September 2012, the Company issued 5,000 shares of the Company’s restricted common stock for cash proceeds of $5,086 (CAD $5,000).

j)	On 15 October 2012, the Company issued 20,000 shares of the Company’s restricted common stock for cash proceeds of $20,401 (CAD $20,000).

k)
On 28 November 2012, the Company issued 3,000,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to a third party for technical services rendered.  As a result, the Company recorded stock compensation expense of $3,000 when the stock was issued (Notes 9 and 12).

l)	On 10 April 2013, the Company issued 20,000 shares of the Company’s restricted common stock for cash proceeds of $20,000. The Company paid $2,000 in share issuance costs.

m)
On 26 April 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock at a par value of $0.001 per share to a third party for marketing assistance with the development of the international markets in the South Pacific quadrant for the Company.  As a result, the Company recorded consulting expense of $2,000 when the stock was issued (Note 12).

n)	On 18 July 2013, the Company issued 25,000 shares of the Company’s restricted common stock for cash proceeds of $25,000.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

9	GENERAL AND ADMINISTRATION EXPENSES

	Year ended 30 November 2013 $	Year ended 30 November 2012 $	Cumulative from re-entering of development stage on 26 June 2010 to 30 November 2013 $

Amortization (Note 3)	3,334	833	4,167
Bank charges	202	504	1,284
Dues and subscription	575	-	575
Filing fees	6,428	3,607	11,470
Meals and entertainment	254	-	254
Office	2,447	2,126	6,743
Penalties (Notes 4, 10 and 11)	10,000	-	10,000
Transfer agent	655	811	3,501
Rent	1,233	-	1,233
Share-based payment (Notes 8 and 12)	-	8,000	8,000
Telecommunication	2,566	196	2,993
Travel	2,656	-	2,656
Website	-	149	149
Total general and administration expenses	30,350	16,226	53,025

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

10	INCOME TAXES

10.1	Provision for income taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.  During the years ended 30 November 2013 and 2012, these differences result from the following items:

	$2013	$2012

Loss before income taxes	995,476	659,736
Federal income tax rates	35.00%	35.00%

Income tax recovery based on the above rates	(348,417)	(230,908)
Non–deductible items	44	2,800
Change in valuation allowance	348,373	228,108

Income tax expense	-	-

10.2	Deferred tax balances

The composition of the Company’s deferred tax assets as at 30 November 2013 and 2012 are as follows:

	$2013	$2012

Net income tax operating loss carry-forward	1,975,908	980,558

Deferred tax assets	691,568	343,195

Valuation allowance	(691,568)	(343,195)

Deferred tax assets (liabilities)	-	-

As at 30 November 2013, the Company has a total non-capital loss carryforward balance of $1,975,908 (30 November 2012 - $980,558), which has expiry dates between the years of 2025 to 2033.

The Company’s recognized and unrecognized deferred tax assets related to the unused tax losses.  A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

The Company is in the process of completing and resolving issues related to its income tax filings and has accrued $10,000 during the year ended 30 November 2013 related to potential penalties associated with these filings. However, there is no assurance that additional interest and penalties will not be assessed (Notes 4, 9 and 11).

11	COMMITMENTS AND CONTINGENCY

a)
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

b)
On 20 January 2013, the Board approved a commission payment program equal to 30% of gross sales of fouling prevention coatings.  Under this program, the CEO will receive compensation equal to 20% of gross sales of anti-fouling paint, as recognition of his work in developing the formulas; and an external consultant will receive 10% of gross sales of anti-fouling paint as compensation for sales development (Notes 6 and 7).

c)
Effective 1 November 2012, the Company entered into an advisory agreement with a consultant. The Company is committed to paying a monthly stipend of $25,000 per month for consulting services provided. Additionally, the Company will issue shares of the Company’s restricted common stock or cash payment equal to 10% of the amount of shares issued by the Company for equity financing or debt financing received through the efforts of this consultant. The commitment is for a term of five years, with the Company being able to terminate the agreement with 30 days written notice.

d)
Effective 1 September 2012, the Company is committed to paying monthly salaries of $25,000 to the CEO, $20,000 to the Chief Financial Officer (“CFO”), and $6,000 to the Vice President of Operations & Communication (“VP of Operations & Communications”) (Note 4 and 6).

e)
On 11 December 2012, the Company formerly engaged BB&T Capital Markets ("BB&TCM") to act as the Company's exclusive financial advisor and agent in connection with developing strategic alternatives for the Company regarding debt financings, licensing of intellectual properties developed by the Company, equity raises, sale of intellectual properties, or other capital markets transactions that may develop over the course of a 24 month agreement.

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

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

f)
The Company is in the process of completing certain of its income tax filings and has accrued $10,000 during the year ended 30 November 2013 related to potential penalties associated with these filings.  However, there is no assurance that additional interest and penalties will be assessed (Note 4, 9 and 10).

12	SUPPLEMENTAL CASH FLOW INFORMATION

The Company made the following cash payments for interest and income taxes:

Year ended 30 November	2013 $	2012 $

Interest paid	-	-
Taxes paid	-	-

Total cash payments	-	-

On 23 August 2011, 75,000,000 shares of the Company’s restricted common stock, valued at $75,000, were issued in exchange for intangible assets and intellectual property.  On 21 December 2011, 30,000,000 shares of the Company’s restricted common stock were returned to treasury and cancelled (Notes 1, 7 and 8).

On 31 August 2012, the Company issued 5,000,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to a director of the Company for accepting the positions of CFO and director on the Board (Notes 6 and 8).  As a result, the Company recorded share-based payment of $5,000 when the stock was issued (Notes 8 and 9).

On 28 November 2012, the Company issued 3,000,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to a third party for technical services rendered. As a result, the Company recorded share-based payment of $3,000 when the stock was issued (Notes 8 and 9).

On 26 April 2013, the Company issued 2,000,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to a third party for marketing assistance with the development of the international markets in the South Pacific quadrant for the Company. As a result, the Company recorded consulting expense of $2,000 when the stock was issued (Note 8).

During the year ended 30 November 2013, the Company accrued interest expense of $3,031 (2012 - $2,666) in relation to a loan of CAD$45,000 issued by PSI on 13 November 2011.  The loan is unsecured and bears interest at a rate of 6% per annum (Note 5).

During the year ended 30 November 2013, the Company accrued interest expense of $1,347 (2012 - $591) in relation to a loan of CAD$20,000 issued by PSI on 1 June 2012.  The loan is unsecured and bears interest at a rate of 6% per annum (Note 5).

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)

13	SUBSEQUENT EVENTS

The following reportable event occurred during the period from the year ended 30 November 2013 to the date the consolidated financial statements were available to be issued on 26 February 2014.

a)	On 5 December 2013, the Company issued 10,000 shares of the Company’s restricted common for cash proceeds of $10,000.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of January 6, 2013 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management, with the participation of the President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of November 30, 2013, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency:

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company, as of the date of this filing:

Name	Age	Offices Held
Scott McKinley	59	Chairman of the Board, CEO
Erik Odeen	47	Secretary/Treasurer, CFO
Bruce Sellars	59	Vice President of Operations & Communications

During the 2 years ended November 30, 2013, we had the following changes in management:

•
Effective August 31, 2012, letters of resignation tendered by Deborah Fortescue-Merrin as President of the Company and Richard Fortescue as Secretary/Treasurer and Chief Financial Officer were accepted.

•	Effective July 16, 2012, Scott McKinley was appointed Chief Executive Officer. Dr. McKinley will continue to serve as Chairman of the Board and Chief Operating Officer.

•
Effective August 31, 2012, Mr. Erik Odeen was appointed to the Board of Directors of the Company to serve as Secretary/Treasurer until he resign or his successors be elected by the shareholders of the Company or appointed by the Board of Directors.  Erik Odeen was also appointed to serve as Chief Financial Officer of the Company

•	Effective November 1, 2012, Mr. Bruce Sellars was hired to fill the position of Vice President of Operations & Communications.

Dr. Scott McKinley, B.Sc., M.Sc., Ph.D. Chairman, Chief Executive Officer, Chief Operating Officer

Dr. McKinley received his Ph.D. from the University of Waterloo. He has mentored and supervised the research of dozens of graduate students and postdoctoral fellows. He has also been the recipient of two prestigious Research Chairs: a) Natural Sciences and Engineering Research Council (“NSERC”) /Industrial Research Chair and b) Canada Research Chair (Tier 1). Dr. McKinley holds a number of directorships including the Vancouver Aquarium, Centre for Aquaculture and Environmental Research (a partnership between UBC and Department of Fisheries and Oceans [“DFO”]), and Pacific Ocean Shelf Tracking (“POST”). Dr. McKinley was recently appointed to be a member of the High Level Expert Forum on how to feed the world population in 2050, sponsored by the Food and Agriculture Organization of the United Nations.

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

Dr. McKinley Professor McKinley has authored more than 150 scientific publications as well as several book chapters.

Erik Odeen, CPA CFE,  Secretary/Treasurer, Chief Financial Officer

Erik Odeen, CPA, CFE, is a seasoned executive with over 25 years’ experience in corporate management, financial leadership, international manufacturing & distribution operations, and public accounting. He manages a consulting practice which provides financial management and strategic-planning advisory services to both public and privately-held company clients. More recently, Erik has provided CFO and CEO services where his focus has been corporate restructuring and reorganization, SEC and BCSC reporting, resolving complex accounting issues, and corporate fraud prevention.

Mr. Odeen spent eight years in public accounting with Deloitte & Touch and PCAOB-registered McKennon, Wilson & Morgan (Irvine, CA) where he specialized in managing external audits, complex accounting issues, SEC Reporting and Sarbanes-Oxley compliance.

Mr. Odeen’s public company experience ranges from start-up and development stage to Fortune 100 companies, including turn-around and M&A engagements. During his 13 year career with International Paper, Erik worked in Corporate Audit, was instrumental in the planning and implementation of financial and operating systems, and served in senior-level management positions with a division of XPEDX, IP’s distribution arm. Erik earned a Bachelor of Business Administration in accounting and economics; holds an active CPA license in the state of California; and is an active member of the American Institute of Certified Public Accountants (AICPA), the California Society of CPAs (CalCPA), and the global Association of Certified Fraud Examiners (ACFE).

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

Mr. Sellars has a Bachelor of Applied Science in Chemical Engineering from the University of Toronto, and an MBA from the University of Alberta. He is a registered Professional Engineer in Alberta and British Columbia, Canada. Additionally, Mr. Sellars has been a speaker at several small hydro and renewable energy conferences

Family Relationships

None as of November 30, 2013.

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

The Company’s CFO, Erik Odeen, CPA, CFE, is the financial expert serving on the Board of Directors.

Code of Conduct and Code of Ethics for Senior Management

The Company has implemented a Code of Conduct and A Code of Ethics for Senior Management, which are both located on our website www.peptidetechnologiesinc.com .  The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC and BCSC, and compliance with applicable governmental laws and regulations. We believe our codes are reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the codes.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid (or accrued) by us during the year ended November 30, 2013 and 2012, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO).

Name and Principal Position	Fiscal Year	Salary Earned or Paid ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation* ($)	Totals ($)

Scott McKinley Chief Executive Officer, Chief Operating Officer, Chairman	2013 2012		$300,000 75,000	- 300,000	- -	- -	- -	- -	- -		$300,000 375,000

Erik Odeen Chief Financial Officer, Secretary, Treasurer (effective August 31, 2012 )	2013 2012		$240,000 60,000	- -	- 5,000	- -	- -	- -	- -		$240,000 65,000

Bruce Sellars Vice President of Operations & Communication (effective November 1, 2012 )	2013 2012		$72,000 6,000								$72,000 6,000

Deborah Fortescue-Merrin President (through August 31, 2012)	2013 2012	$	- -	- -	- -	- -	- -	- -	- -	$	- -

Richard Fortescue Chief Financial Officer, Secretary, Treasurer (through August 31, 2012)	2013 2012	$	- -	- -	- -	- -	- -	- -	- -	$	- -

William Campbell Chief Scientific Officer (through December 14, 2011)	2013 2012	$	- -	- -	- -	- -	- -	- -	- -	$	- -

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of November 30, 2013 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s common stock.  As of November 30, 2013, there were 151,123,000 shares of common stock outstanding.

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

The table also shows the number of shares beneficially owned as of November 30, 2013 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent Of Common Stock

Scott McKinley	Chief Executive Officer, Chief Operating Officer, Chairman	50,000,000	33.5%
Erik Odeen	Chief Financial Officer, Secretary, Treasurer	6,300,000	4.2%
Bruce Sellars	Vice President Operations & Communications	750,000	0.5%
	Total Officer and Directors	57,050,000	38.3%

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d) (1).  Based on 151,123,000 shares of common stock issued and outstanding.

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

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors James Stafford Inc. for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10Q during the fiscal year ended November 30, 2013 and 2012 were $20,829 and $14,385, respectively.

Audit Related Fees

We incurred no fees to auditors for audit related fees during the fiscal years ended November 30, 2012 and 2011.

Tax Fees

We incurred approximately $0 and $0 in fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended November 30, 2013 and 2012, respectively.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" and “Tax Fees” for the fiscal years ended November 30, 2013 and 2012.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Exhibit Index

31.1	Section 302 Certification – Chief Executive Officer *
31.2	Section 302 Certification – Chief Financial Officer. *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February, 2014.

PEPTIDE TECHNOLOGIES, INC.

Date: February 28, 2014	By: /s/ Scott McKinley
Name: Scott McKinley Title: Chairman & Principal Executive Officer
Date: February 28, 2014	By: /s/ Erik Odeen
Name: Erik Odeen Title: Chief Financial Officer & Principal Accounting Officer