Form 10-Q
period 2014-02-28
PEPTIDE TECHNOLOGIES, INC.
filed 2014-04-11
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2014

                                       OR

[ ]


                    TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                           PEPTIDE TECHNOLOGIES, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                              98-0479983
--------------------------------                            --------------------
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

Yes [X]    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). Yes     No [X]

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

Larger accelerated filer [ ]                               Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of April 8, 2014: 151,158,000 shares of common stock

The Company recognized $nil revenues during the quarter ended February 28, 2014.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                          Page
                                                                                   ----
         Consolidated Interim Balance Sheets                                        F-6

         Consolidated Interim Statements of Loss and Comprehensive Loss             F-7

         Consolidated Interim Statements of Cash Flows                              F-8

         Consolidated Interim Statement of Changes in Stockholders' Deficiency      F-9

         Notes to Interim Financial Statements                                  F-10 to F-24

Item 2.  Management's Discussion and Analysis or Plan of Operations                 25

Item 3   Quantitative and Qualitative Disclosure about Market Risk                  35

Item 4   Controls and Procedures                                                    35-36


PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                          36

Item 1A. Risk Factors - Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                36

Item 3.  Defaults upon Senior Securities - Not Applicable                           36

Item 4.  Mine Safety Disclosures - Not Applicable                                   36

Item 5.  Other Information                                                          36

Item 6.  Exhibits                                                                   36

SIGNATURES                                                                          37

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                           PEPTIDE TECHNOLOGIES, INC.

                          (A Development Stage Company)




                          INTERIM FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                FEBRUARY 28, 2014


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

   Notes to Interim Consolidated Financial Statements               F-10 to F-24

Peptide Technologies, Inc.
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
28 February 2014


Peptide Technologies, Inc.
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Unaudited)
------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. dollars)

                                                                                                          As at 30
                                                                                       As at 28      November 2013
                                                                                  February 2014          (Audited)
                                                                         Notes                $                  $
-------------------------------------------------------------------- ---------- ---------------- ------------------

ASSETS

Current assets
Cash and cash equivalents                                                                   868                157

Intangible assets and intellectual property                                  7           45,000             45,000
Website                                                                      3            5,000              5,833
-------------------------------------------------------------------- ---------- ---------------- ------------------

Total assets                                                                             50,868             50,990
-------------------------------------------------------------------- ---------- ---------------- ------------------

STOCKHOLDERS' DEFICIENCY AND LIABILITIES

Current liabilities
Accounts payable and accrued liabilities                                  4, 6        1,826,692          1,662,272
Notes payable                                                                5           86,025             88,850
-------------------------------------------------------------------- ---------- ---------------- ------------------

Total liabilities                                                                     1,912,717          1,751,122
-------------------------------------------------------------------- ---------- ---------------- ------------------

Stockholders' deficiency
Capital stock                                                                8
Authorized:
675,000,000 common shares, par value $0.001
Issued and outstanding:
28 February 2014 - 151,133,000 common shares
30 November 2013 - 151,123,000 common shares                                            151,133            151,123
Additional paid-in capital                                                              158,269            148,279
Accumulated deficit                                                                    (105,837)          (105,837)
Accumulated deficit during development stage                                         (2,065,414)        (1,893,697)
-------------------------------------------------------------------- ---------- ---------------- ------------------

Total stockholders' deficiency                                                       (1,861,849)        (1,700,132)
-------------------------------------------------------------------- ---------- ---------------- ------------------

Total stockholders' deficiency and liabilities                                           50,868             50,990
-------------------------------------------------------------------- ---------- ---------------- ------------------

Nature and Continuance of Operations (Note 1), Commitments and Contingency (Note 11) and Subsequent Events (Note
13)

          The accompanying notes are an integral part of these interim consolidated financial statements.


Peptide Technologies, Inc.
(A Development Stage Company)
Interim Consolidated Statements of Loss and Comprehensive Loss
(Unaudited)
-------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. dollars)


                                                                                                      Cumulative from
                                                                                                       re-entering of
                                                                                            For the       development
                                                                           For the      three month          stage on
                                                                       three month     period ended      26 June 2010
                                                                   period ended 28      28 February    to 28 February
                                                                     February 2014             2013              2014
                                                           Notes                 $                $                 $
------------------------------------------------------- --------- ----------------- ---------------- -----------------

Expenses
Consulting                                                  6, 8                 -           75,000           552,975
Salaries and bonus                                          4, 6           157,940          159,000         1,228,024
General and administration                                     9             3,070            1,940            56,095
Professional fees                                                            5,750            8,633           157,493
Supplies and materials                                                       7,782                -            68,014
------------------------------------------------------- --------- ----------------- ---------------- -----------------

Net loss before other items                                              (174,542)        (244,573)       (2,062,601)
------------------------------------------------------- --------- ----------------- ---------------- -----------------

Other items
Foreign exchange gain                                                        3,711            1,136             5,825
Interest expense                                               5             (886)            (927)           (8,638)
------------------------------------------------------- --------- ----------------- ---------------- -----------------

Net loss for the period                                                  (171,717)        (244,364)       (2,065,414)
------------------------------------------------------- --------- ----------------- ---------------- -----------------

Other comprehensive loss
Foreign currency translation adjustment                                          -                -             (333)
------------------------------------------------------- --------- ----------------- ---------------- -----------------

Total comprehensive loss for the period                                  (171,717)        (244,364)       (2,065,747)
------------------------------------------------------- --------- ----------------- ---------------- -----------------

Basic and diluted comprehensive loss per common share                      (0.001)          (0.002)

Weighted average number of shares outstanding                          151,132,444      149,078,000
------------------------------------------------------- --------- ----------------- ---------------- -----------------


          The accompanying notes are an integral part of these interim consolidated financial statements.


Peptide Technologies, Inc.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Unaudited)
-------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. dollars)


                                                                                                            Cumulative from
                                                                             For the        For the          re-entering of
                                                                         three month    three month       development stage
                                                                        period ended   period ended                      on
                                                                         28 February    28 February            26 June 2010
                                                                                2014           2013     to 28 February 2014
                                                               Notes               $              $                       $
------------------------------------------------------------- -------- -------------- -------------- -----------------------

OPERATING ACTIVITIES

Net loss for the period                                                    (171,717)      (244,364)             (2,065,414)
Adjustments to reconcile net loss to cash used by operating
    Accrued interest                                                5            886            927                   8,638
    Amortization                                                    3            833            834                   5,000
    Foreign exchange gain                                                    (3,711)        (1,136)                 (5,825)
    Non-cash consulting expense                                     8              -              -                   2,000
    Share-based payment                                                            -              -                   8,000
Changes in operating assets and liabilities
    Decrease in prepaid expenses                                                   -          3,494                   2,709
    Increase in accounts payable and accrued liabilities         4, 6        164,420        237,245               1,825,943
------------------------------------------------------------- -------- -------------- -------------- -----------------------

Cash used in operating activities                                            (9,289)        (3,000)               (218,949)
------------------------------------------------------------- -------- -------------- -------------- -----------------------

INVESTING ACTIVITIES

Purchase of website                                                 3              -              -                (10,000)
------------------------------------------------------------- -------- -------------- -------------- -----------------------

Cash used in investing activities                                                  -              -                (10,000)
------------------------------------------------------------- -------- -------------- -------------- -----------------------

FINANCING ACTIVITIES

Proceeds from issuance of common shares, net of share
issuance costs                                                      8         10,000              -                 131,114
Increase (decrease) in notes payable                                5              -              -                  67,212
Contribution by related party                                                      -              -                  27,288
------------------------------------------------------------- -------- -------------- -------------- -----------------------

Cash from (used in) financing activities                                      10,000              -                 225,614
------------------------------------------------------------- -------- -------------- -------------- -----------------------

Effect of foreign exchange rate changes on cash                                    -              -                   (333)
------------------------------------------------------------- -------- -------------- -------------- -----------------------

Increase (decrease) in cash and cash equivalents                                 711        (3,000)                 (3,668)
Cash and cash equivalents, beginning of period                                   157          7,780                   4,536
------------------------------------------------------------- -------- -------------- -------------- -----------------------

Cash and cash equivalents, end of period                                         868          4,780                     868
------------------------------------------------------------- -------- -------------- -------------- -----------------------

Supplemental cash flow information (Note 12)

          The accompanying notes are an integral part of these interim consolidated financial statements.


Peptide Technologies, Inc.
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders' Deficiency
(Unaudited)
-------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. dollars)



                                                                                                        Accumulated
                                                                         Additional                  deficit during
                                                                            paid-in   Accumulated       development
                                            Number of   Capital stock       capital       deficit             stage           Total
                                               shares               $             $             $                 $               $
--------------------------------------- -------------- --------------- ------------- ------------- ----------------- ---------------

Balances, 30 November 2012                149,078,000         149,078       105,324     (105,837)         (898,221)       (749,656)
Shares issued for
    Cash, net of share issuance costs          45,000              45        42,955             -                 -          43,000
    Contractor services                     2,000,000           2,000             -             -                 -           2,000
Net loss for the year                               -               -             -             -         (995,476)       (995,476)
--------------------------------------- -------------- --------------- ------------- ------------- ----------------- ---------------

Balances, 30 November 2013                151,123,000         151,123       148,279     (105,837)       (1,893,697)     (1,700,132)
--------------------------------------- -------------- --------------- ------------- ------------- ----------------- ---------------

Shares issued for cash                         10,000              10         9,990             -                 -          10,000
Net loss for the period                             -               -             -             -         (171,717)       (171,717)
--------------------------------------- -------------- --------------- ------------- ------------- ----------------- ---------------

Balances, 28 February 2014                151,133,000         151,133       158,269     (105,837)       (2,065,414)     (1,861,849)
--------------------------------------- -------------- --------------- ------------- ------------- ----------------- ---------------

          The accompanying notes are an integral part of these interim consolidated financial statements.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------

1.       NATURE AND CONTINUENCE OF OPERATIONS

1.1      Organization

           Peptide Technologies, Inc. (the "Company") was incorporated in the State of Nevada, United States of America, on 18 November 2005. On 29 July 2010, the Company's name was changed from Online Originals, Inc. to CREEnergy Corporation. Effective 12 October 2011, the Company's name was changed from CREEnergy Corporation to Peptide Technologies, Inc. The Company's year-end is 30 November. The Company is currently a development stage Company.

           On 5 August 2013, the Company incorporated Pept Peptide Technologies Inc. ("Pept Peptide"), a wholly-owned subsidiary, under the laws of British Columbia. Pept Peptide Technologies, Inc. currently does not have any transactions from the date of incorporation on 5 August 2013 to 28 February 2014.

1.2      Nature of Operations and Change in Business

           Upon inception on 18 November 2005, the Company's business plan was to develop a membership-based website art gallery/auction house specifically focused on displaying and selling original artwork. The Company changed its status from a development stage company to an operating company on 30 November 2009. Management realized that the results of operations from the sale of artwork lacks luster and decided to change the Company's business focus and plan for other strategic opportunities. Effective 26 June 2010, the Company became a development stage company focusing on a new business.

           On 23 August 2011, the Company entered into an agreement (the "Asset Purchase Agreement") in which the Company, in exchange for 75,000,000 shares of the Company's restricted common stock, received all rights and title to proprietary technologies and formulas involving the application of specialty Peptides. The Company has changed its business focus to the manufacturing and distribution of natural peptide solutions to combat the economic burden of bio-fouling. On 14 December 2011, the Company amended the Asset Purchase Agreement. As a result of the amendment, the purchase price of the assets was reduced from 75,000,000 shares to 45,000,000 shares, and 30,000,000 shares were returned to treasury (Note 7).

           The Company's business activities focus is on the development of all-natural, sustainable solutions to the increasing problem of bio-fouling and the development of safe "green" organic-based fouling prevention products used to combat the rapidly growing problems caused by the attachment of hard fouling agents in marine and freshwater environments. This approach emphasizes minimizing the attachment of hard fouling agents (mussels, barnacles, etc.) and preventing the build-up of any bio-film layer as well.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------

1.3      Basis of Going Concern

           The accompanying interim consolidated financial statements as at 28 February 2014 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has had a net loss of $171,717 for the three month period ended 28 February 2014 (28 February 2013 - $244,364; cumulative - $2,065,414 and has a working capital deficit of $1,911,849 at 28 February 2014 (30 November 2013 - $1,750,965).

           Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended 30 November 2014. However, if the Company is unable to raise additional capital in the near future or met financing requirements, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. Management is aware, in making its assessment, of material uncertainties related to events or conditions that may cast significant doubt upon the Company's ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

1.4      Unaudited Statements

           While  the  information   presented  in  the   accompanying   interim
           consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company's audited 30 November 2013 annual consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the year ended 30 November 2013, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

           The information as of 30 November 2013, is taken from the audited consolidated financial statements as of that date.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------


2.       SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies is presented to assist in understanding the Company's interim consolidated financial statements. The interim consolidated financial statements and notes are representations of management who is responsible for their integrity and objectivity. These accounting policies have been consistently applied in the preparation of the interim consolidated financial statements.

2.1      Basis of Presentation

           These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") applicable for a development stage company for financial information and are expressed in U.S. dollars.

2.2      Principles of Consolidation

           These interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Pept Peptide Technologies, Inc., a company incorporated in the province of British Columbia on 5 August 2013. All significant inter-company balances and transactions have been eliminated upon consolidation.

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

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------


2.6      Website

           In accordance with ASC 350-50, "Website Development Costs", expenditures during the planning and operating stages of the Company's website are expensed as incurred. Expenditures incurred during the website application and infrastructure development stage are capitalized and amortized to expense over the website's estimated useful life of 3 years.

2.7      Intangible Assets

           Intangible assets include the cost of acquiring the intellectual property. In accordance with ASC 350-30 "General Intangibles Other Than Goodwill", an intangible asset that is acquired either individually or with a group of other assets shall be recognized. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as whole, shall be recognized as an expense when incurred. The intellectual property is determined to have an indefinite useful life and is not subject to amortization. The useful life of the intangible asset is reassessed at each reporting period.

2.8      Impairment of Long-Lived Assets

           Long-lived assets include the website and intangible assets and intellectual property. Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
           Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There has been no impairment as of 28 February 2014.

2.9      Research and Development

           Research and development expenses are charged to operations as incurred.

2.10     Income Taxes

           The Company adopted the ASC 740, "Accounting for Income Taxes". ASC 740 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the interim consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------

2.11     Basic and Diluted Income (Loss) per Share

           In accordance with ASC 260, "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. At 28 February 2014, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

2.12     Estimated fair value of financial instruments

           The carrying value of the Company's interim consolidated financial instruments, consisting of cash, accounts payable and notes payable approximate their fair value due to the short-term maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or currency risks arising from these financial statements.

           Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At 28 February 2014, all cash and cash equivalents were insured by agencies of the U.S. Government.

2.13     Foreign Currency Translation

           The interim consolidated financial statements are presented in U.S. dollars. In accordance with ASC 830 "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

2.14     Comprehensive Income (Loss)

           The Company adopted ASC 220, "Reporting Comprehensive Income". ASC 220 requires that the components and total amounts of comprehensive income be displayed in the interim consolidated financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------


2.15     Use of Estimates

           The preparation of the Company's interim consolidated financial statements are in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.16     Changes in Accounting Policy

           Effective 1 December 2013, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2013-02, "Comprehensive Income". This update requires an entity to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on the respective line items in net income in one place, and in some cases, cross-references to related footnote disclosures. The update applies to public companies for all reporting periods presented, including interim periods, and to nonpublic entities for annual reporting periods. ASU No. 2013-02 will be effective for fiscal years, and interim periods within those years, beginning after 15 December 2012 for public companies, with early adoption permitted. The adoption of this update did not have a material effect on the Company's interim consolidated financial statements

2.17     Recent Accounting Pronouncements

           In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years and interim periods within those years, beginning after 15 December 2014, with early adoption permissible. The adoption of this update is not expected to have a material impact on the Company's interim consolidated financial statements.

2.18     Reclassifications

           Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

2.19     Other

           The Company consists of one reportable business segment.

           The Company paid no dividends during the periods presented.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------


3.       WEBSITE


                                -------------------------------------------- --------------------------------------------
     As at:                                                                                             30 November 2013
                                                           28 February 2014                                    (Audited)
                                ----------- ----------------- -------------- ----------- ----------------- --------------
                                                 Accumulated       Net book                   Accumulated       Net book
                                      Cost      amortization          value        Cost      amortization          value
                                         $                 $              $           $                 $              $
                                ----------- ----------------- -------------- ----------- ----------------- --------------

     Website                        10,000            5,000           5,000      10,000            4,167           5,833
     -------------------------- ----------- ----------------- -------------- ----------- ----------------- --------------

     Total                          10,000            5,000           5,000      10,000            4,167           5,833
     -------------------------- ----------- ----------------- -------------- ----------- ----------------- --------------

     The Company purchased a website during October 2012 for $10,000. This website has a useful life of three 3 years, and the cost is being amortized over the life of the asset. During the three month period ended 28 February 2014, the Company recognized amortization expense of $833 (28 February 2013
     - $834; cumulative - $5,000) (Note 9).

4.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


     As at:                                                       28 February      30 November 2013
                                                                         2014             (Audited)
                                                                            $                     $
     -------------------------------------------------- ---------------------- ---------------------

     Accounts payable                                                 590,668               574,188
     Accrued liabilities                                               17,000                27,000
     Payroll taxes payable                                             22,024                17,084
     Salaries and benefits payable (Notes 6 and 11)                 1,197,000             1,044,000
     -------------------------------------------------- ---------------------- ---------------------

     Total accounts payable and accrued liabilities                 1,826,692             1,662,272
     -------------------------------------------------- ---------------------- ---------------------

     Trades payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

     Included in salaries and benefits payable, are $300,000 (30 November 2013 - $300,000) of bonuses payable to the Chief Executive Officer ("CEO") of the Company as at 28 February 2014 (Note 6).

     Included in accounts payable and accrued liabilities is $545,000 (30 November 2013 - $545,000) payable to a related party of the Company as at 28 February 2014 (Notes 6 and 11).

     The Company is in the process of completing and resolving issues related to its income tax filings and has accrued $10,000 during the year ended 30 November 2013 related to potential penalties associated with these filings. However, there is no assurance that additional interest and penalties will not be assessed (Notes 9, 10 and 11).

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------

5.       NOTES PAYABLE AND ACCRUED INTEREST



     As at:                                                                                  30 November 2013
                                                                          28 February 2014          (Audited)
                                                                                         $                  $
     -------------------------------------------------------------------- ----------------- ------------------

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

     On 13  November  2011,  PSI issued  a loan  of  CAD$45,000  to the Company.    45,982             47,961
     The  loan is  unsecured and  bears no interest at  a rate of 6%  per annum.
     Principal and accrued interest is due on 30 November 2014. During the three month period ended 28  February 2014,  the Company accrued interest expense of $613 (28 February 2013 - $642) (Note 12).  The loan payable to PSI as at
     28 February 2014  consists  of principal and  accrued  interest  of $40,415
     (30 November 2013  -  $42,710)  and  $5,567  (30 November 2013  -  $5,251),
     respectfully.

     On 1 June 2012, PSI issued a loan of CAD$20,000 to the Company. The loan is unsecured  and bears  interest  at a rate of 6% per  annum.  Principal  and accrued interest is due on 30 November 2014.  During the three months ended
     28 February 2014, the Company accrued interest expense of $273 (28 February
     2013 - $285)  (Note 12).  The loan  payable to PSI as at 28  February  2014 consists of principal and accrued interest of $17,962 (30 November 2013
     -$18,982) and $1,881 (30 November 2013 - $1,707), respectively.                19,843             20,689

     On 22 October 2013, PSI issued a loan of USD$3,700 to the Company. The loan
     is unsecured, bears no interest, and has no fixed terms of repayment.           3,700              3,700
     -------------------------------------------------------------------- ----------------- ------------------
     Total notes payable and accrued interest                                       86,025             88,850
     -------------------------------------------------------------------- ----------------- ------------------

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------

6.       RELATED PARTY TRANSACTIONS

     As at 28 February 2014, the amount due to related parties includes $1,197,000 payable to directors and employees of the Company in relation to salaries and benefits earned (30 November 2013 - $1,044,000). Of the amount due to related parties, $300,000 relates to bonuses payable to the CEO of the Company (30 November 2013 - $300,000) (Note 4).

     During the three month period ended 28 February 2014, the Company accrued salaries and benefits of $153,000 to officers and employees of the Company (28 February 2013 - $153,000; cumulative - $1,206,000) (Note 11). Included in salaries and benefits, are bonuses of $Nil accrued to the CEO of the Company during the three month period ended 28 February 2014 (28 February 2013 - $Nil; cumulative - $300,000).

     Effective 1 December 2013, the Company and a former related party consultant mutually terminated an Advisory Agreement entered into on 1 November 2012. The Company accrued $Nil of consulting fees to the consultant (28 February 2013 - $75,000; cumulative - $545,000) during the three month period ended 28 February 2014. As at 28 February 2014 there is $545,000 (30 November 2013 - $545,000) outstanding and payable to the consultant for consulting services received (Notes 4 and 11).

     During the year ended 30 November 2013, the Board approved a commission payment program (the "Program") equal to 30% of gross sales of fouling prevention coatings. Under this program, the CEO will receive compensation equal to 20% of gross sales of anti-fouling paint, as recognition of his work in developing the formulas; and an external consultant will receive 10% of gross sales of anti-fouling paint as compensation for sales development. On 28 February 2014, the Board amended the Program to reduce the CEO's compensation from 20% to 10% of gross sales of anti-fouling paint (Notes 7 and 11).

     During the three month period ended 28 February 2014, directors and shareholders of the Company made cash contributions in the amount of $Nil (28 February 2013 - $Nil, cumulative - $27,288).

7.       INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

     On 23 August 2011, the Company entered into an Asset Purchase Agreement to acquire intangible assets and intellectual property known as the Platforms in exchange for 75,000,000 restricted common shares of the Company (issued on 23 August 2011) (Note 1).

     On 14 December 2011, the Company entered into an Amended Asset Purchase Agreement and, as a result, a total of 30,000,000 restricted common shares of the Company were returned to treasury and cancelled in exchange for payment of half of one percent of all gross monies received by the Company in relation to revenue earned from products derived from the use of all the formulae listed in the Assets Purchase Agreement. In addition, a monthly stipend of CAD $15,000 per month is to be paid commencing on the receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the Amended Asset Purchase Agreement. The cancellation of 30,000,000 common shares has been recorded as a recovery of intangible assets and intellectual property (Notes 1 and 11).

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------


     On 20 January 2013, the Board approved a commission payment program equal to 30% of gross sales of fouling prevention coatings. Under this program, the CEO will receive compensation equal to 20% of gross sales of anti-fouling paint, as recognition of his work in developing the formulas; and an external consultant will receive 10% of gross sales of anti-fouling paint as compensation for sales development. On 28 February 2014, the Board amended the Program to reduce the CEO's compensation from 20% to 10% of gross sales of anti-fouling paint (Notes 6 and 11).

8.       CAPITAL STOCK

8.1      Authorized common stock

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

           The total issued and outstanding capital stock is 151,133,000 common shares with a par value of $0.001 per common share. The Company's common stock issuances to date are as follows:

          a) On 10 April 2013, the Company issued 20,000 shares of the Company's restricted common stock for cash proceeds of $20,000. The Company paid $2,000 in share issuance costs.

          b) On 26 April 2013, the Company issued 2,000,000 shares of the Company's restricted common stock at a par value of $0.001 per share to a third party for marketing assistance with the development of the international markets in the South Pacific quadrant for the Company. As a result, the Company recorded consulting expense of $2,000 when the stock was issued (Note 12).

          c) On 18 July 2013, the Company issued 25,000 shares of the Company's restricted common stock for cash proceeds of $25,000.


          d) On 3 December 2013, the Company issued 10,000 shares of the Company's restricted common for cash proceeds of $10,000.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------


9.       GENERAL AND ADMINISTRATION EXPENSES

                                                                                                   Cumulative from
                                                                                                    re-entering of
                                                                                                       development
                                                                                                          stage on
                                                                 Three month        Three month       26 June 2010
                                                            period ended  28   period ended  28     to 28 February
                                                               February 2014      February 2013               2014
                                                                           $                  $                  $
     ---------------------------------------------------- ------------------- ------------------ ------------------

     Administration                                                        -                  -                 20
     Amortization (Note 3)                                               833                834              5,000
     Bank charges                                                         83                 72              1,367
     Dues and subscription                                                 -                  -                575
     Filing fees                                                         721                 25             12,191
     Meals and entertainment                                               -                  -                254
     Office                                                               69                197              6,792
     Penalties                                                             -                  -             10,000
     Transfer agent                                                      295                150              3,796
     Rent                                                                269                193              1,502
     Share-based payment                                                   -                  -              8,000
     Telecommunication                                                   800                 61              3,793
     Travel                                                                -                408              2,656
     Website                                                               -                  -                149
     ---------------------------------------------------- ------------------- ------------------ ------------------
     Total general and administration expenses                         3,070              1,940             56,095
     ---------------------------------------------------- ------------------- ------------------ ------------------



Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------


10.      INCOME TAXES

10.1     Provision for income taxes

           Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. During the three month periods ended 28 February 2014 and 2013, these differences result from the following items:


                                                                       For the Three     For the Three
                                                                        Month Period      Month Period
                                                                            Ended 28          Ended 28
                                                                       February 2014     February 2013
                                                                                   $                 $
           -------------------------------------------------------- ----------------- -----------------

           Loss before income taxes                                         171,171           244,364
           Federal income tax rates                                           35.00%            35.00%
           -------------------------------------------------------- ----------------- -----------------

           Income tax recovery based on the above rates                     (60,101)          (85,527)
           Non-deductible items                                                    -                 -
           Change in valuation allowance                                      60,101            85,527
           -------------------------------------------------------- ----------------- -----------------

           Income tax expense                                                     -                 -
           -------------------------------------------------------- ----------------- -----------------

10.2     Deferred tax balances

           The composition of the Company's deferred tax assets as at 28 February 2014 and 30 November 2013 are as follows:



           As at:                                                                  28 February     30 November 2013
                                                                                          2014            (Audited)
                                                                                             $                    $
           ------------------------------------------------------------------- ---------------- --------------------

           Net income tax operating loss carry-forward                               2,147,624            1,975,908
           ------------------------------------------------------------------- ---------------- --------------------

           Deferred tax assets                                                         751,669              691,568
           Valuation allowance                                                       (751,669)            (691,568)
           ------------------------------------------------------------------- ---------------- --------------------

           Deferred tax assets (liabilities)                                                 -                -
           ------------------------------------------------------------------- ---------------- --------------------

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------


           As at 28 February 2014, the Company has a total non-capital loss carryforward balance of $2,147,624 (30 November 2013 - 1,975,908), which has expiry dates between the years of 2025 to 2034.

           The Company's recognized and unrecognized deferred tax assets related to the unused tax losses. A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

           The Company is in the process of completing and resolving issues related to its income tax filings and has accrued $10,000 during the year ended 30 November 2013 related to potential penalties associated with these filings. However, there is no assurance that additional interest and penalties will not be assessed (Notes 4, 9 and 11).

11.      COMMITMENTS AND CONTINGENCY

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

    b) On 20 January 2013, the Board approved a commission payment program equal to 30% of gross sales of fouling prevention coatings. Under this program, the CEO will receive compensation equal to 20% of gross sales of anti-fouling paint, as recognition of his work in developing the formulas; and an external consultant will receive 10% of gross sales of anti-fouling paint as compensation for sales development. On 28 February 2014, the Board amended the Program to reduce the CEO's compensation from 20% to 10% of gross sales of anti-fouling paint (Notes 6 and 7).

    c) On 1 November 2012, the Company entered into an advisory agreement with a consultant. The commitment is for a term of five years, with the Company being able to terminate the agreement with 30 days written notice. Effective 1 December 2013, the Company and the consultant mutually terminated and Advisory Agreement. As at 28 February 2014 there is $545,000 (30 November 2013 - $545,000) outstanding and payable to the consultant in relation to consulting services received (Notes 4 and 6).

    d) Effective 1 September 2012, the Company is committed to paying monthly salaries of $25,000 to the CEO, $20,000 to the Chief Financial Officer ("CFO"), and $6,000 to the Vice President of Operations & Communication ("VP of Operations & Communications") (Notes 4 and 6).


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

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------


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

    f) The Company is in the process of completing certain of its income tax filings and has accrued $10,000 during the year ended 30 November 2013 related to potential penalties associated with these filings. However, there is no assurance that additional interest and penalties will be assessed (Notes 4, 9 and 10).


12.      SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made the following cash payments for interest and income taxes:

                                                                    Three month
                                                   Three month     period ended
                                              period ended  28      28 February
                                                 February 2014             2013
                                                             $                $
     --------------------------------------- ------------------ ----------------

     Interest paid                                           -                -
     Taxes paid                                              -                -
     --------------------------------------- ------------------ ----------------

     Total cash payments                                     -                -
     --------------------------------------- ------------------ ----------------


     On 26 April 2013, the Company issued 2,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a third party for marketing assistance with the development of the international markets in the South Pacific quadrant for the Company. As a result, the Company recorded consulting expense of $2,000 when the stock was issued (Note 8).

     During the three month period ended 28 February 2014, the Company accrued interest expense of $613 (28 February 2013 - $642) in relation to a loan of CAD$45,000 issued by PSI on 13 November 2011. The loan is unsecured and bears interest at a rate of 6% per annum (Note 5).

     During the three month period ended 28 February 2014, the Company accrued interest expense of $273 in relation to a loan of CAD$20,000 issued by PSI on 1 June 2012. The loan is unsecured and bears interest at a rate of 6% per annum (Note 5).

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------


13.      SUBSEQUENT EVENTS

     The following reportable events occurred during the period from the three month period ended 28 February 2014 to the date the interim consolidated financial statements were available to be issued on 8 April 2014.

     a) On 3 March 2014, the Company issued 10,000 shares of the Company's restricted common shares for cash proceeds of $10,000.

     b) On 11 March 2014, the Company issued 5,000 shares of the Company's restricted common shares for cash proceeds of $5,000.

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed on February 28, 2014.

The independent registered public accounting firms' reports on the Company's financial statements as of November 30, 2013, and for the year then ended, include a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited quarterly financial statements.

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

On August 23, 2011, the Company entered into an agreement (the "Asset Purchase Agreement") in which the Company issued a total of 75,000,000 shares of its restricted common stock in exchange for intangible assets and intellectual property referred to as the Peptide Technology Platforms. 60,000,000 of these restricted shares were issued equally; 30,000,000 shares to William Campbell and 30,000,000 shares to Scott McKinley. The balance of 15,000,000 restricted shares was issued equally; 7,500,000 shares to Deborah Fortescue-Merrin and 7,500,000 shares to Richard Fortescue. Upon their resignations, Deborah Fortescue-Merrin and Richard Fortescue each relinquished 6,500,000 shares of common stock to Scott McKinley upon his acceptance of Chief Executive Officer for the Company. The assets that were purchased were set aside and new formulations were developed by the company.

On December 14, 2011, the Peptide Technologies, Inc. agreed to amend the Asset Purchase Agreement dated August 23, 11. As a result of the amendment, 30,000,000 restricted common shares of the Company issued to William Campbell were returned to the treasury in exchange for payment of half of the one percent of all gross monies received by the company from revenue produced from products derived from the use of all the formulae listed in the Asset Purchase Agreement. In addition a monthly stipend of CDN $15,000 per month is to be paid commencing from receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the amended agreement.

Business of Issuer

Peptide Technologies, Inc. has developed the first all-natural sustainable solution for the economic and environmental burden of bio-fouling to prevent the attachment of organic matter on ship hulls and marine assets to improve vessel fuel efficiency, decrease maintenance costs, reduce emissions and prevent toxic materials in our oceans, lakes and valuable water sources.

Our product line offers safe organic-based fouling prevention coatings used to combat the rapidly growing problems caused by the attachment of hard fouling agents in the marine and freshwater environments. Peptide Technologies' patent protected approach not only significantly minimizes the attachment of hard fouling agents such as mussels, barnacles, etc. but is also highly effective in preventing the build-up of any bio-film layer as well. Our products offer an industry first "30 MINUTE" curing phase to significantly lower maintenance dry dock downtime.

Our organic-based solutions are highly effective in both marine and freshwaters and are the first non-dangerous, non-hazardous and therefore environmentally friendly products available to the aquatic and industrial market. Our fouling prevention coatings adhere to both stationary and flexible substrates (i.e. netting) and are available in a variety of colors. There are many benefits to applying our fouling prevention coatings in enclosed systems as well as open surfaces such as ship hulls, fish nets, intake screens, canal gates where the application of paint containing biocides, bio-pesticides or copper products and/or chemical based is not appropriate.


Targeted applications for our products are:

     o    Hydro-electric   facilities  and  dams  (i.e.,  water  in-take  pipes,
          valves);

     o Ship hulls (i.e., barnacle covered hulls can increase fuel usage by more than 40%);

     o    Commercial fish nets;

     o    Pearling and Aquaculture industry;

     o    Drinking water treatment facilities;

     o    Farm irrigation water;

     o    Navigation locks;

     o    Oil rigs (FPSO);

     o    Other cement and/or steel substrates; and

     o    Concrete residential and commercial buildings

Unlike any other anti-fouling paint in the world, Peptide Technologies' fouling prevention coatings are the only ones in the world to receive a non-hazardous and non-dangerous rating by Risk Management Technology firm ChemAlert of Australia with a documented Government sanctioned certification. More information can be found here: http://peptidetechnologiesinc.com/about-us/certifications/
----------------------------------------------------------

OUR PRODUCT LINE
----------------

Peptide Technologies is pleased to introduce four products designed to prevent the attachment of fouling organisms to a variety of substrates:

     >> AquaNatural Industrial Coating- customized formulation to provide effective protection from fouling organisms onto fixed assets for 10 years.

     >> AquaCrete Natural Coating- customized solution to provide effective protection to concrete surfaces from fouling organisms for 10 years.

     >> AquaCulture Natural Coating- designed for flexible substrates such as netting to allow for expansion and contraction without compromising integrity of the coating for 2 years.

     >> AquaNatural Marine Coating- customizable friction reduction formula for assets while stationary or mobile for 5 years resulting in a potential 5-6% fuel cost savings.

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

OUR PROVEN RESULTS
------------------

Peptide Technologies products are the world's first coating to be classified as a non-hazardous and non-dangerous good (Chem Alert - Australia) of all of the registered fouling prevention paints for both fresh and marine environments. The effectiveness of the coating at preventing the attachment of fouling organisms has been examined and independently monitored at locations around the globe including: Darwin, Australia, Niagara Falls, Canada, Colorado River, USA, Trondheim, Norway and Vancouver, Canada. Results from all these locations showed the coatings significantly prevented fouling attachment for periods up to 8 months.

Our coatings contain no biocides, are non-dangerous, non-hazardous and free of any regulated active ingredients (DSL and TSCA). The absence of copper from any of our coatings allows for application of our products to include spraying without contamination to neighboring waters. http://www.environment.nsw.gov.au/resources/sustainbus/2007108_mbs_sheet4.pdf.

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

     (f) We offer several COLOR options to suit the end-users application; as well as a completely CLEAR coating, and,

     (g) Our non-dangerous and non-hazardous coatings work by simply preventing attachment by hard fouling agents and bio-film without harming aquatic life


OUR OUTLOOK
-----------

The International Marine coatings market currently generates revenues of $5 Billion annually and is projected to reach $10 Billion within 4 years according to Frost & Sullivan. Several factors will lead to the doubling of the global market in such a short time frame. Such factors include the introduction of an eco-friendly solution such as Peptide Technologies' products. The availability of these products will facilitate painting of the ships and marine assets globally and not just in traditional unregulated shipping zones. Peptide Technologies is positioned to provide the entire marine coatings industry with several solutions to meet the change in environmental regulations, reduction in fuel consumption and lowering dry dock costs with its innovative product line. Our commitment to the Earth and Oceanic sustainability will drive our growth to enable a new generation of fouling prevention coatings.

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

Other key attributes of our four fouling prevention, products include:

     o    Our  protective   coating  paints  are  available  in  several  colors
          including white and clear;

     o Our products do not kill fouling agents, simply prevent them from attaching to our coated surfaces;

     o Our products can be applied to netting material, rope, fiberglass, cement and a variety of metal substrates; and,

     o Of all the registered anti-fouling paints, Peptide Technologies, Inc.'s fouling prevention coatings are the only coatings registered non-hazardous, non-toxic paint coatings, and therefore rated as non-dangerous goods.

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

Other zebra and quagga mussel infested applications include:

     o    Drinking water treatment facilities;
     o    Fish hatcheries and aquaculture facilities;
     o    Golf courses;
     o    Impoundments and reservoirs;
     o    Institutions (hospitals, colleges, etc.);
     o    National scenic river ways;
     o    Navigation locks;
     o    Public agencies; and
     o    Farm irrigation water.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At February 28, 2014, our cash balance was $868. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At February 28, 2014, we had a working capital deficit of $1,911,849 compared to a working capital deficit of $1,750,965 at November 30, 2013. At February 28, 2014, our total assets consisted of cash of $868, a website with a net carrying value of $5,000, and intangible assets and intellectual property of $45,000. This compares with total assets at November 30, 2013, which consisted of cash of $157, a website with a net carrying value of $5,833 and intangible assets and intellectual property of $45,000.

At February 28, 2014, our total current liabilities increased to $1,912,717 from $1,751,122 at November 30, 2013. During the three months ended February 28, 2014, accounts payable and accrued liabilities increased by $164,420.

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

Result of Operations

For The Three Months Ended February 28, 2014 Compared To The Three Months Ended February 28, 2013.

We recognized nil revenues from operational sales during the three months ending February 28, 2014.

During the three months ended February 28, 2014, operating expenses were $174,542 compared to $244,573 for the three months ended February 28, 2013. The decrease of $70,031 was due to a decrease in consulting fees of $75,000 due to the mutual termination of that contract on November 30, 2013; and an increase in supplies expense of $7,782 required for product testing. Operating expenses during the three months ended February 28, 2014, consisted of salaries expense of $157,940, professional fees of $5,750, general and administrative expenses of $3,070, and supplies and materials expense of $7,782 compared to salaries expense of $159,000, consulting fees of $75,000, professional fees of $8,633, and general and administration fees of $1,940 incurred for the three months ended February 28, 2013.

We recognized a net loss of $171,717 for the three months ended February 28, 2014, compared to a net loss of $244,364 for the three months ended February 28, 2013.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of the Company's interim consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect the Company's financial disclosures:

Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Pept Peptide Technologies, Inc., a company incorporated in the province of British Columbia on August 5, 2013. All significant inter-company balances and transactions have been eliminated upon consolidation.

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

Website

In accordance with ASC 350-50, "Website Development Costs", expenditures during the planning and operating stages of the Company's website are expensed as incurred. Expenditures incurred during the website application and infrastructure development stage are capitalized and amortized to expense over the website's estimated useful life of 3 years.

Intangible Assets

Intangible assets include the cost of acquiring the intellectual property. In accordance with ASC 350-30 "General Intangibles Other Than Goodwill", an intangible asset that is acquired either individually or with a group of other assets shall be recognized. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as whole, shall be recognized as an expense when incurred. The intellectual property is determined to have an indefinite useful life and is not subject to amortization. The useful lives of intangible assets are reassessed at each reporting period.

Impairment of Long-Lived Assets

Long-lived assets include the website and intangible assets and intellectual property. Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There has been no impairment as of February 28, 2014.

Research and Development

Research and development expenses are charged to operations as incurred.

Income Taxes

The Company adopted the ASC 740, "Accounting for Income Taxes". ASC 740 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the interim consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Income (Loss) per Share

In accordance with ASC 260, "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. At February 28, 2014, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Estimated fair value of financial instruments

The carrying value of the Company's interim consolidated financial instruments, consisting of cash, accounts payable, and notes payable approximate their fair value due to the short-term maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or currency risks arising from these financial statements.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At February 28, 2014, all cash and cash equivalents were insured by agencies of the U.S. Government.

Foreign Currency Translation

The interim consolidated financial statements are presented in U.S. dollars. In accordance with ASC 830 "Foreign Currency Matters", foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Comprehensive Income (Loss)

The Company adopted ASC 220, "Reporting Comprehensive Income". ASC 220 requires that the components and total amounts of comprehensive income be displayed in the interim consolidated financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Use of Estimates

The preparation of the Company's interim consolidated financial statements are in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended February 28, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

None.


ITEM 1A.   RISK FACTORS

Not applicable.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.    MINE SAFETY DISCLOSURE

Not Applicable.


ITEM 5.    OTHER INFORMATION

None


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of April, 2014.


                                   PEPTIDE TECHNOLOGIES, INC.



Date: April 8, 2014                 By: /s/ Scott McKinley
                                        ------------------

                                    Name: Scott McKinley
                                    Title: Chief Executive Officer



Date: April 8, 2014                 By: /s/ Erik Odeen
                                        --------------

                                    Name: Erik Odeen
                                    Title: Chief Financial Officer