Form 10-Q
period 2014-05-31
PEPTIDE TECHNOLOGIES, INC.
filed 2014-07-16
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2014

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-133347

                           PEPTIDE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


               Nevada                                      98-0479983
-------------------------------------                ---------------------------
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

Larger accelerated filer [_]                               Accelerated filer [_]
Non-accelerated filer [_]                          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of July 3, 2014: 151,158,000 shares of common stock

The Company recognized $nil revenues during the quarter ended May 31, 2014.


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)                                 Page
                                                                                       ----

         Interim Consolidated Balance Sheets                                            F-5

         Interim Consolidated Statements of Loss and Comprehensive Loss                 F-6

         Interim Consolidated Statements of Cash Flows                                  F-7

         Interim Consolidated Statement of Changes in Stockholders' Deficiency          F-8

         Notes to Interim Consolidated Financial Statements                             F-9 to F-24

Item 2.  Management's Discussion and Analysis or Plan of Operations                     25

Item 3   Quantitative and Qualitative Disclosure about Market Risk                      36

Item 4   Controls and Procedures                                                        36


PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                              37

Item 1A. Risk Factors - Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    37

Item 3.  Defaults upon Senior Securities - Not Applicable                               37

Item 4.  Mine Safety Disclosures - Not Applicable                                       37

Item 5.  Other Information                                                              37

Item 6.  Exhibits                                                                       37

SIGNATURES                                                                              28

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                           PEPTIDE TECHNOLOGIES, INC.

                          (A Development Stage Company)




                          INTERIM FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                  MAY 31, 2014


Financial Statements
                                                                                  Page

   Interim Consolidated Balance Sheets                                            F-5

   Interim Consolidated Statements of Loss and Comprehensive Loss                 F-6

   Interim Consolidated Statements of Cash Flows                                  F-7

   Interim Consolidated Statement of Changes in Stockholders' Deficiency          F-8

   Notes to Interim Consolidated Financial Statements                             F-9 to F-24


Peptide Technologies, Inc.
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
31 May 2014


Peptide Technologies, Inc.
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Unaudited)
--------------------------------------------------------------------------------
(Expressed in U.S. dollars)


                                                                                                          As at 30
                                                                                       As at 31      November 2013
                                                                                       May 2014          (Audited)
                                                                         Notes                $                  $
-------------------------------------------------------------------- ---------- ---------------- ------------------

ASSETS

Current assets
Cash and cash equivalents                                                                 1,683                157

Intangible assets and intellectual property                                  7                -             45,000
Website                                                                      3            4,166              5,833
-------------------------------------------------------------------- ---------- ---------------- ------------------

Total assets                                                                              5,849             50,990
-------------------------------------------------------------------- ---------- ---------------- ------------------

STOCKHOLDERS' DEFICIENCY AND LIABILITIES

Current liabilities
Accounts payable and accrued liabilities                                  4, 6          602,608          1,662,272
Notes payable                                                                5           96,720             88,850
-------------------------------------------------------------------- ---------- ---------------- ------------------

Total liabilities                                                                       699,328          1,751,122
-------------------------------------------------------------------- ---------- ---------------- ------------------

Stockholders' deficiency
Capital stock                                                                8
Authorized:
675,000,000 common shares, par value $0.001
Issued and outstanding:
31 May 2014 - 151,158,000 common shares
30 November 2013 - 151,123,000 common shares                                            151,158            151,123
Additional paid-in capital                                                              183,244            148,279
Accumulated deficit                                                                    (105,837)          (105,837)
Accumulated deficit during development stage                                           (922,044)        (1,893,697)
-------------------------------------------------------------------- ---------- ---------------- ------------------

Total stockholders' deficiency                                                         (693,479)        (1,700,132)
-------------------------------------------------------------------- ---------- ---------------- ------------------

Total stockholders' deficiency and liabilities                                            5,849             50,990
-------------------------------------------------------------------- ---------- ---------------- ------------------




                                       F-5

The accompanying notes are an integral part of these interim consolidated financial statements.




Peptide Technologies, Inc.
(A Development Stage Company)
Interim Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)
--------------------------------------------------------------------------------
(Expressed in U.S. dollars)




                                                                                                            Cumulative amounts
                                                   For the        For the         For the         For the     from re-entering
                                               three month    three month       six month       six month       of development
                                              period ended   period ended    period ended    period ended     stage on 26 June
                                               31 May 2014    31 May 2013     31 May 2014     31 May 2013  2010 to 31 May 2014
                                  Notes                  $              $               $               $                    $
-------------------------------- ------- ------------------ -------------- --------------- --------------- --------------------

Expenses
   Consulting                                            -         77,000               -         152,000              552,975
   Salaries and bonus               4,6            157,404        159,000         315,344         318,000            1,385,428
   General and administrative         9              8,308          6,605          11,378           8,545               64,403
   Professional fees                                 4,011          5,072           9,761          13,705              161,504
   Supplies and materials                              212              -           7,994               -               68,226
-------------------------------- ------- ------------------ -------------- --------------- --------------- --------------------

Net Loss before Other Items                      (169,935)      (247,677)       (344,477)       (492,250)          (2,232,536)
-------------------------------- ------- ------------------ -------------- --------------- --------------- --------------------

Other Items
   Foreign exchange gain (loss)                    (1,982)            488           1,729           1,624                3,843
   Interest expense                   5              (713)          (885)         (1,599)         (1,812)              (9,351)
   Forgiveness of accounts          4,6
   payable                                       1,361,000              -       1,361,000               -            1,361,000
   Write down of intangible
   assets and intellectual
   property                           7           (45,000)              -        (45,000)               -             (45,000)
-------------------------------- ------- ------------------ -------------- --------------- --------------- --------------------

Net Income (Loss) for the
Period                                           1,143,370      (248,074)         971,653       (492,438)            (922,044)
-------------------------------- ------- ------------------ -------------- --------------- --------------- --------------------

Other Comprehensive Income
(Loss)
   Foreign currency                                      -              -               -               -                (333)
   translation adjustment
-------------------------------- ------- ------------------ -------------- --------------- --------------- --------------------

Comprehensive Income (Loss)                      1,143,370      (248,074)         971,653       (492,438)            (922,377)
for the Period
-------------------------------- ------- ------------------ -------------- --------------- --------------- --------------------

Income (loss) per share from                          0.01         (0.00)            0.01          (0.00)
operations - Basic and diluted
-------------------------------- ------- ------------------ -------------- --------------- ---------------

Weighted Average Number of                     151,152,341    149,858,439     151,143,249     149,470,376
Shares Outstanding
-------------------------------- ------- ------------------ -------------- --------------- ---------------




                                       F-6

The accompanying notes are an integral part of these interim consolidated financial statements.



Peptide Technologies, Inc.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Unaudited)
-------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. dollars)


                                                                                                                  Cumulative amounts
                                                                                                                   from re-entering
                                                                                          For the      For the       of development
                                                          For the         For the       six month    six month                stage
                                                      three month     three month          period       period                   on
                                                     period ended    period ended        ended 31     ended 31         26 June 2010
                                                      31 May 2014     31 May 2013        May 2014     May 2013       to 31 May 2014
                                                                $               $               $            $                    $
-------------------------------------------------- --------------- --------------- --------------- ------------ --------------------

OPERATING ACTIVITIES

Net income (loss) for the period                        1,143,370       (248,074)         971,653    (492,438)            (922,044)
Adjustments to reconcile net income (loss) to
cash used by operating activities
    Accrued interest                                          713             885           1,599        1,812                9,351
    Amortization                                              834             833           1,667        1,667                5,834
    Foreign exchange gain (loss)                            1,982            (488)        (1,729)      (1,624)              (3,843)
    Forgiveness of accounts payable                   (1,361,000)               -     (1,361,000)            -          (1,361,000)
    Non-cash consulting expense                                 -               -               -            -                2,000
    Share-based payment                                         -               -               -            -                8,000
    Write down of intangible assets and                    45,000               -          45,000            -               45,000
Changes in operating assets and liabilities
    Decrease in prepaid expenses                                -               -               -        3,494                2,709
    Increase in accounts payable and accrued              136,916         222,433         301,336      459,678            1,962,859
    liabilities
-------------------------------------------------- --------------- --------------- --------------- ------------ --------------------

Cash used in operating activities                        (32,185)        (24,411)        (41,474)     (27,411)            (251,134)
-------------------------------------------------- --------------- --------------- --------------- ------------ --------------------

INVESTING ACTIVITIES

Purchase of website                                             -               -               -            -             (10,000)
-------------------------------------------------- --------------- --------------- --------------- ------------ --------------------

Cash used in investing activities                               -               -               -            -             (10,000)
-------------------------------------------------- --------------- --------------- --------------- ------------ --------------------

FINANCING ACTIVITIES

Proceeds from issuance of common shares, net of            25,000          20,000          35,000       20,000              156,114
Increase in notes payable                                   8,000               -           8,000            -               75,212
Contribution by related party                                   -               -               -            -               27,288
-------------------------------------------------- --------------- --------------- --------------- ------------ --------------------

Cash from financing activities                             33,000          20,000          43,000       20,000              258,614
-------------------------------------------------- --------------- --------------- --------------- ------------ --------------------

Effect of foreign exchange rate changes on cash                 -               -               -            -                (333)
-------------------------------------------------- --------------- --------------- --------------- ------------ --------------------

Increase (decrease) in cash and cash equivalents              815          (4,411)          1,526       (7,411)              (2,853)

Cash and cash equivalents, beginning of period                868           4,780             157        7,780                4,536
-------------------------------------------------- --------------- --------------- --------------- ------------ --------------------

Cash and cash equivalents, end of period                    1,683             369           1,683          369                1,683
-------------------------------------------------- --------------- --------------- --------------- ------------ --------------------

Supplemental cash flow information (Note 12)


                                       F-7

The accompany notes are an integral part of these interim consolidated financial statements.




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


                                                                                                          Accumulated
                                                                         Additional                    deficit during
                                                                            paid-in     Accumulated       development
                                             Number of   Capital stock      capital         deficit             stage         Total
                                                shares               $            $               $                 $             $
--------------------------------------- --------------- --------------- ------------ --------------- ----------------- -------------

Balances, 30 November 2012                 149,078,000         149,078      105,324       (105,837)         (898,221)     (749,656)
Shares issued for
    Cash, net of share issuance costs
    (Note 8)                                    45,000              45       42,955               -                 -        43,000
    Contractor services (Note 8)             2,000,000           2,000            -               -                 -         2,000
Net loss for the year                                -               -            -               -         (995,476)     (995,476)
--------------------------------------- --------------- --------------- ------------ --------------- ----------------- -------------

Balances, 30 November 2013                 151,123,000         151,123      148,279       (105,837)       (1,893,697)   (1,700,132)
--------------------------------------- --------------- --------------- ------------ --------------- ----------------- -------------

Shares issued for cash (Note 8)                 35,000              35       34,965               -                 -        35,000
Net Income for the period                            -               -            -               -           971,653       971,653
--------------------------------------- --------------- --------------- ------------ --------------- ----------------- -------------

Balances, 31 May 2014                      151,158,000         151,158      183,244       (105,837)         (922,044)     (693,479)
--------------------------------------- --------------- --------------- ------------ --------------- ----------------- -------------



                                       F-8

The accompanying notes are an integral part of these interim consolidated financial statements.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------



1.       NATURE AND CONTINUANCE OF OPERATIONS

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

           On 5 August 2013, the Company incorporated Pept Peptide Technologies Inc. ("Pept Peptide"), a wholly-owned subsidiary, under the laws of British Columbia. Pept Peptide currently does not have any transactions from the date of incorporation on 5 August 2013 to 31 May 2014.

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

           On 23 August 2011, the Company entered into an agreement (the "Asset Purchase Agreement") in which the Company, in exchange for 75,000,000 shares of the Company's restricted common stock, received all rights and title to proprietary technologies and formulas involving the application of specialty Peptides. The Company has changed its business focus to the manufacturing and distribution of natural peptide solutions to combat the economic burden of bio-fouling. On 14 December 2011, the Company amended the Asset Purchase Agreement (the "First Amendment"). As a result of the First Amendment, the purchase price of the assets was reduced from 75,000,000 shares to 45,000,000 shares, and 30,000,000 shares were returned to treasury (Note 7).

           On 1 May 2014, the Company entered into an agreement whereby the Asset Purchase Agreement and the First Amendment were deemed null and void and the platforms were returned to the original vendor (Note 7).

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------


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

1.3      Basis of Going Concern

           The accompanying interim consolidated financial statements as at 31 May 2014 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has net income of $971,653 for the six month period ended 31 May 2014 (31 May 2013 - loss of $492,438; cumulative loss - $922,044) and has a working capital deficit of $697,645 at 31 May 2014 (30 November 2013 - $1,750,965).

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

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------

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

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------

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

2.6      Website

           In accordance with ASC 350-50, "Website Development Costs," expenditures during the planning and operating stages of the Company's website are expensed as incurred. Expenditures incurred during the website application and infrastructure development stage are capitalized and amortized to expense over the website's estimated useful life of 3 years.

2.7      Intangible Assets

           Intangible assets include the cost of acquiring the intellectual property. In accordance with ASC 350-30 "General Intangibles Other Than Goodwill," an intangible asset that is acquired either individually or with a group of other assets shall be recognized. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as whole, shall be recognized as an expense when incurred. The intellectual property is determined to have an indefinite useful life and is not subject to amortization. The useful life of the intangible asset is reassessed at each reporting period.

2.8      Impairment of Long-Lived Assets

           Long-lived assets include the website and intangible assets and intellectual property. Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.
           Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There has been no impairment as of 31 May 2014.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------


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


2.11     Basic and Diluted Income (Loss) per Share

           In  accordance  with ASC 260,  "Earnings per Share," the basic income
           (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. At 31 May 2014, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings (loss) per share computation.

2.12     Estimated Fair Value of Financial Instruments

           The carrying value of the Company's interim consolidated financial instruments, consisting of cash, accounts payable and notes payable approximate their fair value due to the short-term maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or currency risks arising from these financial instruments.

           Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At 31 May 2014, all cash and cash equivalents were insured by agencies of the U.S. Government.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------


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

2.14     Comprehensive Income (Loss)

           The Company adopted ASC 220, "Reporting Comprehensive Income." ASC 220 requires that the components and total amounts of comprehensive income (loss) be displayed in the interim consolidated financial statements beginning in 1998. Comprehensive income (loss) includes net income (loss) and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

2.15     Use of Estimates

           The preparation of the Company's interim consolidated financial statements are in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the amounts reported in these interim consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------


2.17     Recent Accounting Pronouncements

           In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years and interim periods within those years, beginning after 15 December 2014, with early adoption permissible. The adoption of this update is not expected to have a material impact on the Company's interim consolidated financial statements.

           In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides a five-step approach to be applied to all contracts with customers. ASU No. 2014-09 also requires expanded disclosures about revenue recognition. ASU No. 2014-09 is effective for annual reporting periods beginning after 15 December 2016, including interim periods. Early adoption is not permitted. The adoption of this update is not expected to have a material impact on the Company's interim consolidated financial statements.

           In June 2014, the FASB issued ASU No. 2014-10, "Development Stage Entities," which intends to remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the update eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU No. 2014-10 is effective for fiscal years and interim periods beginning after 15 December 2014, with early adoption permissible. The adoption of this update is not expected to have a material impact on the Company's interim consolidated financial statements.

2.18     Reclassifications

           Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

2.19     Other

           The Company consists of one reportable business segment.

           The Company paid no dividends during the periods presented.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------


3.       WEBSITE

     As at:                                                                                        30 November 2013
                                                           31 May 2014                                    (Audited)
     --------------------- -------------------------------------------- --------------------------------------------

                                            Accumulated       Net book                  Accumulated
                                 Cost      amortization          value        Cost     amortization  Net book value
                                    $                 $              $           $                $               $
     --------------------- ----------- ----------------- -------------- ----------- ---------------- ---------------

     Website                   10,000            5,834           4,166      10,000            4,167          5,833
     --------------------- ----------- ----------------- -------------- ----------- ---------------- ---------------

     Total                     10,000            5,834           4,166      10,000            4,167          5,833
     --------------------- ----------- ----------------- -------------- ----------- ---------------- ---------------

     The Company purchased a website during October 2012 for $10,000. This website has a useful life of three years, and the cost is being amortized over the life of the asset. During the six month period ended 31 May 2014, the Company recognized amortization expense of $1,667 (31 May 2013 - $1,667; cumulative - $5,834) (Note 9).

4.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


     As at:                                                 31 May      30 November 2013
                                                              2014             (Audited)
                                                                 $                     $
     -------------------------------------------------- ----------- ---------------------

     Accounts payable                                       28,180               574,188
     Accrued liabilities                                    14,000                27,000
     Payroll taxes payable                                  26,428                17,084
     Salaries and benefits payable (Note 6)                534,000             1,044,000
     -------------------------------------------------- ----------- ---------------------

     Total accounts payable and accrued liabilities        602,608             1,662,272
     -------------------------------------------------- ----------- ---------------------

     Trades payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

     On 27 May 2014, the Chief Executive Officer ("CEO") requested that his salary be suspended until further notice. Additionally, he forgave the entire balance of his accrued salary in the amount of $516,000 and accrued bonus in the amount of $300,000 as at 31 May 2014 (Notes 6 and 12).

     On 27 May 2014, a consultant forgave all outstanding fees payable in relation to consulting services rendered in the amount of $545,000 (Notes 6 and 12).

     The Company is in the process of completing and resolving issues related to its income tax filings and has accrued $10,000 during the year ended 30 November 2013 related to potential penalties associated with these filings. However, there is no assurance that additional interest and penalties will not be assessed (Notes 10 and 11).

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------


5.       NOTES PAYABLE

    As at:                                                                                          30 November 2013
                                                                                       31 May 2014         (Audited)
                                                                                                 $                 $

    During the year ended 30 November 2010, Fotoview Inc.  ("Fotoview") issued a loan of $16,000 to a former  director of the  Company to purchase  4,000,000 restricted  common shares of the Company.  Upon the director's  resignation, the 4,000,000  common shares were cancelled and the Company assumed the loan payable  to Fotoview.  The loan  is unsecured, bears no interest, and has no
    fixed terms of repayment.                                                               16,000            16,000

    On 21  September  2011,  PSI Services  ("PSI")  issued a loan of $500 to the
    Company. The loan is unsecured, bears no interest and has no fixed terms of
    repayment.                                                                                 500               500

    On 13 November  2011,  PSI issued a loan of  CAD$45,000 to the  Company. The loan is unsecured and bears  interest at  a rate  of 6% per annum. Principal and accrued interest are due  on  30  November 2014.  During the  six  month period ended 31 May 2014, the Company accrued interest expense of $1,107 (31
    May 2013 - $1,254) (Note 12). The  loan payable  to PSI  as  at  31 May 2014
    consists of principal  and   accred interest  of $41,512 (30 November 2013 -
    $42,710) and $6,347 (30 November 2013 - $5,251), respectively.                          47,859            47,961

    On 1 June 2012, PSI issued a loan of CAD$20,000 to the Company.  The loan is unsecured  and  bears  interest  at a rate of 6% per  annum.  Principal  and accrued interest is due on 30 November 2014.  During the six months ended 31
    May 2014, the Company accrued  interest expense of $492 (31 May 2013 - $558)
    (Note 12). The loan  payable to PSI as at 31 May 2014  consists of principal and accrued interest of $18,450 (30 November 2013 - $18,982) and $2,211 (30
    November 2013 - $1,707), respectively.                                                  20,661            20,689

    On 22 October  2013, PSI issued a loan of USD$3,700 to the Company. The loan
    is unsecured, bears no interest, and has no fixed terms of repayment.                    3,700             3,700

    On 21 April 2014, PSI issued a loan of USD$8,000 to the Company. The loan is
    unsecured, bears no interest, and has no fixed terms of repayment.                       8,000                 -
											-----------------------------
    Total notes payable                                                                     96,720            88,850
											-----------------------------


Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------


6.       RELATED PARTY TRANSACTIONS

     As at 31 May 2014, the amount due to related parties includes $534,000 (30 November 2013 - $1,044,000) payable to directors and employees of the Company in relation to salaries and benefits earned, and $240 (30 November 2013 - $730) payable to the Chief Financial Officer ("CFO") of the Company in relation to expense reimbursements. Of the amount due to related parties, $Nil relates to bonuses payable to the CEO of the Company (30 November 2013 - $300,000) (Note 4).

     During the six month period ended 31 May 2014, the Company accrued salaries and benefits of $306,000 to officers and employees of the Company (31 May 2013 - $306,000; cumulative - $1,359,000).

     On 27 May 2014, the CEO requested that his salary be suspended until further notice. Additionally, he forgave the entire balance of his accrued salary in the amount of $516,000 and accrued bonus in the amount of $300,000 as at 31 May 2014. As at 31 May 2014, included in salaries and benefits are bonuses of $Nil accrued to the CEO of the Company during the six month period ended 31 May 2014 (31 May 2013 - $Nil; cumulative - $300,000) (Notes 4 and 12).

     Effective 1 December 2013, the Company and a former related party consultant mutually terminated an Advisory Agreement entered into on 1 November 2012. The Company accrued $Nil of consulting fees to the consultant (31 May 2013 - $150,000; cumulative - $545,000) during the six month period ended 31 May 2014.

     On 27 May 2014, a consultant forgave all outstanding fees payable in relation to consulting services rendered in the amount of $545,000. As at 31 May 2014 there is $Nil (30 November 2013 - $545,000) outstanding and payable to the consultant for consulting services received (Notes 4 and 12).

     During the year ended 30 November 2013, the Board approved a commission payment program (the "Program") equal to 30% of gross sales of fouling prevention coatings. Under this Program, the CEO will receive compensation equal to 20% of gross sales of anti-fouling paint, as recognition of his work in developing the formulas; and an external consultant will receive 10% of gross sales of anti-fouling paint as compensation for sales development. On 28 February 2014, the Board amended the Program to reduce the CEO's compensation from 20% to 10% of gross sales of anti-fouling paint. On 27 May 2014, the Program was eliminated by mutual agreement from both parties affected. As a result, no commissions will be earned by either the CEO or the applicable consultant on gross sales of fouling prevention coatings. As at 31 May 2014, there were $Nil commissions earned (Note 7).

     During the six month period ended 31 May 2014, directors and shareholders of the Company made cash contributions in the amount of $Nil (31 May 2013 - $Nil, cumulative - $27,288).

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------


7.       INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

     On 23 August 2011, the Company entered into an Asset Purchase Agreement to acquire intangible assets and intellectual property known as the Platforms in exchange for 75,000,000 restricted common shares of the Company (issued on 23 August 2011) (Note 1).

     On 14 December 2011, the Company entered into an amended the First Amendment and, as a result, a total of 30,000,000 restricted common shares of the Company were returned to treasury and cancelled in exchange for payment of half of one percent of all gross monies received by the Company in relation to revenue earned from products derived from the use of all the formulae listed in the Asset Purchase Agreement. In addition, a monthly stipend of CAD $15,000 per month is to be paid commencing on the receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the First Amendment. The cancellation of 30,000,000 common shares has been recorded as a recovery of intangible assets and intellectual property (Note 1).

     On 1 May 2014, the Company entered into an agreement whereby the Asset Purchase Agreement and the First Amendment were deemed null and void and the platforms were returned to the original vendor (Note 1).

     During the six month period ended 31 May 2014, the Company recorded a write down of $45,000 (31 May 2013 - $Nil; cumulative - $45,000) related to its intangible assets and intellectual property (Note 12).

     On 20 January 2013, the Board approved the Program equal to 30% of gross sales of fouling prevention coatings. Under this Program, the CEO will receive compensation equal to 20% of gross sales of anti-fouling paint, as recognition of his work in developing the formulas; and an external consultant will receive 10% of gross sales of anti-fouling paint as compensation for sales development. On 28 February 2014, the Board amended the Program to reduce the CEO's compensation from 20% to 10% of gross sales of anti-fouling paint. On 27 May 2014, the Program was eliminated by mutual agreement from both parties affected. As a result, no commissions will be earned by either the CEO or the applicable consultant on gross sales of fouling prevention coatings. As of 31 May 2014, there were $Nil commissions earned (Note 6).

8.       CAPITAL STOCK

8.1      Authorized common stock

           The Company's authorized common stock consists of 675,000,000 shares of common stock with a par value of $0.001 per share. On 10 August 2010, the Company increased the number of authorized share capital from 75,000,000 shares of common stock to 675,000,000 shares of common stock with the same par value of $0.001 per share.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------


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

           The total issued and outstanding capital stock is 151,158,000 common shares with a par value of $0.001 per common share. The Company's common stock issuances to date are as follows:

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


          d) On 3 December 2013, the Company issued 10,000 shares of the Company's restricted common stock for cash proceeds of $10,000.

          e) On 3 March 2014, the Company issued 10,000 shares of the Company's restricted common shares for cash proceeds of $10,000.

          f) On 11 March 2014, the Company issued 5,000 shares of the Company's restricted common shares for cash proceeds of $5,000.

          g) On 3 April 2014, the Company issued 10,000 shares of the Company's restricted common stock for cash proceeds of $10,000.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------


9.       GENERAL AND ADMINISTRATIVE EXPENSES

                                                                                                       Cumulative from
                                                                                                        re-entering of
                                                         Six month                      Six month    development stage
                                        Three month         period      Three month        period                   on
                                       period ended      ended  31     period ended     ended  31         26 June 2010
                                        31 May 2014       May 2014      31 May 2013      May 2013       to 31 May 2014
                                                  $              $                $             $                    $
     ------------------------------- --------------- -------------- ---------------- ------------- --------------------

     Administration                               -              -                -             -                   20
     Amortization (Note 3)                      834          1,667              833         1,667                5,834
     Bank charges                                51            134               84           156                1,418
     Dues and subscription                        -              -                -             -                  575
     Filing fees                              5,257          5,978            3,203         3,228               17,448
     Meals and entertainment                      -              -                -             -                  254
     Office                                     431            500              132           329                7,223
     Penalties                                    -              -                -             -               10,000
     Transfer agent                             255            550               90           240                4,051
     Rent                                       223            492              545           738                1,725
     Share-based payment                          -              -                -             -                8,000
     Telecommunication                        1,257          2,057              621           682                5,050
     Travel                                       -              -            1,097         1,505                2,656
     Website                                      -              -                -             -                  149
     ------------------------------- --------------- -------------- ---------------- ------------- --------------------
     Total general and
     administration expenses                  8,308         11,378            6,605         8,545               64,403
     ------------------------------- --------------- -------------- ---------------- ------------- --------------------

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------


10.      INCOME TAXES

 
10.1     Provision for income taxes

           Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes.
           During the six month periods ended 31 May 2014 and 2013, these differences result from the following items:

                                                                                  For the six month       For the six month
                                                                                period ended 31 May     period ended 31 May
                                                                                               2014                    2013
                                                                                                  $                       $
           ----------------------------------------------------------------- ----------------------- -----------------------

           Income (loss) before income taxes                                                971,653               (492,438)
           Federal income tax rates                                                          35.00%                  35.00%
           ----------------------------------------------------------------- ----------------------- -----------------------

           Income tax expense (recovery) based on the above rates                           340,079               (172,353)
           Non-deductible items                                                              15,750                       -
           Change in valuation allowance                                                  (355,829)                 172,353
           ----------------------------------------------------------------- ----------------------- -----------------------

           Income tax expense                                                                     -                       -
           ----------------------------------------------------------------- ----------------------- -----------------------

10.2     Deferred tax balances

           The  composition  of the  Company's  deferred tax assets as at 31 May
           2014 and 30 November 2013 are as follows:

           As at:                                                                       31 May     30 November 2013
                                                                                          2014            (Audited)
                                                                                             $                    $
           ------------------------------------------------------------------- ---------------- --------------------

           Net income tax operating loss carry-forward                                 959,254            1,975,908
           ------------------------------------------------------------------- ---------------- --------------------

           Deferred tax assets                                                         335,739              691,568
           Valuation allowance                                                       (335,739)            (691,568)
           ------------------------------------------------------------------- ---------------- --------------------

           Deferred tax assets (liabilities)                                                 -                -
           ------------------------------------------------------------------- ---------------- --------------------

           As at 31 May 2014, the Company has a total non-capital loss carry forward balance of $959,254 (30 November 2013 - 1,975,908), which has expiry dates between the years of 2025 to 2034.

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------


           The Company's recognized and unrecognized deferred tax assets related to the unused tax losses. A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

           The Company is in the process of completing and resolving issues related to its income tax filings and has accrued $10,000 during the year ended 30 November 2013 related to potential penalties associated with these filings. However, there is no assurance that additional interest and penalties will not be assessed (Notes 4 and 11).

11.      COMMITMENTS AND CONTINGENCY

     a) On 11 December 2012, the Company formerly engaged BB&T Capital Markets ("BB&TCM") to act as the Company's exclusive financial advisor and agent in connection with developing strategic alternatives for the Company regarding debt financings, licensing of intellectual properties developed by the Company, equity raises, sale of intellectual properties, or other capital markets transactions that may develop over the course of a 24-month agreement (the "Agreement")

          The Company is to pay BB&TCM an advisory fee of three percent of the face amount of the financial transactions advised upon during the course of the engagement, due and payable at closing of any contemplated transactions under the engagement.

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

          On 19 May 2014, the Company renewed/extended the Agreement with BB&T Capital Markets. The extension runs from 1 May 2014 through 1 May 2016 (24 months). All other provisions of the Agreement remain unchanged.

     b) On 26 May 2014, the Company entered into an exclusive global distribution agreement with All-Sea Coatings Ltd. (a division of All-Sea Enterprises) of North Vancouver, Canada. The agreement grants to All-Sea Coatings Ltd. the exclusive rights to establish all aspects of the commercialization of the Company's intangible assets and intellectual property related to all-natural and sustainable organic-based fouling prevention coatings and any related sales.

     c) The Company is in the process of completing certain of its income tax filings and has accrued $10,000 during the year ended 30 November 2013 related to potential penalties associated with these filings. However, there is no assurance that additional interest and penalties will be assessed (Notes 4 and 10).

     d) The Company is committed to making payments related to its notes payable (Note 5).

Peptide Technologies, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
31 May 2014
--------------------------------------------------------------------------------



12.      SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made the following cash payments for interest and income taxes:

                                                 Three month         Six month       Three month         Six month
                                            period ended  31      period ended      period ended      period ended
                                                    May 2014       31 May 2014       31 May 2013       31 May 2013
                                                           $                 $                 $                 $
     ------------------------------------ ------------------- ----------------- ----------------- -----------------

     Interest paid                                         -                 -                 -                 -
     Taxes paid                                            -                 -                 -                 -
     ------------------------------------ ------------------- ----------------- ----------------- -----------------

     Total cash payments                                   -                  -               -                 -
     ------------------------------------ ------------------- ----------------- ----------------- -----------------


     On 26 April 2013, the Company issued 2,000,000 fully vested shares of the Company's restricted common stock at a par value of $0.001 per share to a third party for marketing assistance with the development of the international markets in the South Pacific quadrant for the Company. As a result, the Company recorded consulting expense of $2,000 when the stock was issued (Note 8).

     During the six month period ended 31 May 2014, the Company accrued interest expense of $1,107 (31 May 2013 - $1,254) in relation to a loan of CAD$45,000 issued by PSI on 13 November 2011. The loan is unsecured and bears interest at a rate of 6% per annum (Note 5).

     During the six month period ended 31 May 2014, the Company accrued interest expense of $492 (31 May 2013 - $558) in relation to a loan of CAD$20,000 issued by PSI on 1 June 2012. The loan is unsecured and bears interest at a rate of 6% per annum (Note 5).

     During the six month period ended 31 May 2014, the Company recorded a write down of $45,000 (31 May 2013 - $Nil; cumulative - $45,000) related to its intangible assets and intellectual property (Note 7).

     On 27 May 2014, the CEO requested that his salary be suspended until further notice. Additionally, he forgave the entire balance of his accrued salary in the amount of $516,000 and accrued bonus in the amount of $300,000 as at 31 May 2014 (Notes 4 and 6).

     On 27 May 2014, a consultant forgave all outstanding fees payable in relation to consulting services rendered in the amount of $545,000 (Notes 4 and 6).

13.      SUBSEQUENT EVENTS

     There have been no reportable events which have occurred during the period from the six month period ended 31 May 2014 to the date the interim consolidated financial statements were available to be issued on 5 July 2014.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive, uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent interim consolidated financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed on February 28, 2014.

The independent registered public accounting firms' reports on the Company's consolidated financial statements as of November 30, 2013, and for the year then ended, include a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited quarterly interim consolidated financial statements.


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

On December 14, 2011, the Company amended the Asset Purchase Agreement. As a result of the amendment, the purchase price of the assets was reduced from 75,000,000 shares to 45,000,000 shares, and 30,000,000 shares were returned to treasury and cancelled in exchange for payment of half of one percent of all gross monies received by the Company in relation to revenue earned from products derived from the use of all the formulae listed in the Asset Purchase Agreement. In addition, a monthly stipend of CAD $15,000 per month is to be paid commencing on the receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the Amended Asset Purchase Agreement. The cancellation of 30,000,000 common shares has been recorded as a recovery of intangible assets and intellectual property.

On May 1, 2014, the Company entered into an agreement whereby the Asset Purchase Agreement and the First Amendment were deemed null and void and the platforms were returned to the original vendor.

On May 26, 2014, Peptide Technologies, Inc. entered into an exclusive global distribution agreement for its AquaNatural Marine coating with All-Sea Coatings Ltd. (a division of All-Sea Enterprises) of North Vancouver, Canada. The agreement with All-Sea Coatings provides a sales conduit and exclusive rights for our AquaNatural Marine coating to establish all aspects of the commercialization of the first all-natural and sustainable organic-based fouling prevention coatings product line to address the economic and environmental burden of aquatic bio-fouling. All-Sea Coatings will be responsible for deployment and commercialization of the AquaNatural Marine coating in both the commercial and leisure marine marketplace. The AquaNatural Marine Coating is a customizable friction-reduction paint formula for stationary or mobile marine assets for 5 years, resulting in a potential fuel cost savings greater than 5%. The product offers an industry-first successful "30 MINUTE" curing phase permitting significantly lower maintenance dry-dock downtime, and is designed to prevent the attachment of fouling organisms to a wide variety of substrates. This was filed with the SEC on Form 8-K on or about 26 May 2014.


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

Background

Bio-Fouling
Bio-fouling is the development of organic layers, created by the settlement of organisms and their metabolic products (primarily caused by a variety of organisms including: bacteria, algae and hard agents (mussels, barnacles etc.). Fouling produces several problems for equipment and aquatic structures, deteriorating their performance and limiting their useful life.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations


Material Changes in Financial Condition

At May 31, 2014, our cash balance was $1,683. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At May 31, 2014, we had a working capital deficit of $697,645 compared to a working capital deficit of $1,750,965 at November 30, 2013. The reduction of our working capital deficit was caused by a $1.36 million dollar adjustment resulting from the forgiveness of wages and fees due to the CEO and an external consultant, and a $45,000 write down of intangible assets. (See Notes 4, 6 and 7 within the financial statement section of this report for additional detail). At May 31, 2014, our total assets consisted of cash of $1,683 and a website with a net carrying value of $4,166. This compares with total assets at November 30, 2013, which consisted of cash of $157, a website with a net carrying value of $5,833 and intangible assets and intellectual property of $45,000.

At May 31, 2014, our total liabilities decreased to $699,328 from $1,751,122 at November 30, 2013. During the six months ended May 31, 2014, accounts payable and accrued li abilities decreased by $1,059,664. The decrease was primarily caused by the forgiveness of accrued wages, bonus, and consulting fees by our CEO and an external consultant.

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


Result of Operations

For The Three Months Ended May 31, 2014 Compared To The Three Months Ended May 31, 2013.

We recognized $nil revenues from operational sales during the three months ending May 31, 2014.

During the three months ended May 31, 2014, operating expenses were $169,935 compared to $247,677 for the three months ended May 31, 2013. The decrease of $77,742 was due to a decrease in consulting fees of $75,000 due to the mutual termination of that contract on November 30, 2013. Operating expenses during the three months ended May 31, 2014, consisted of salaries expense of $157,404, professional fees of $4,011, general and administrative expenses of $8,308, and supplies expense of $212, compared to salaries expense of $159,000, consulting fees of $77,000, professional fees of $5,072, and general and administration fees of $6,605 incurred for the three months ended May 31, 2013.

We recognized net income of $1,143,370 for the three months ended May 31, 2014, compared to a net loss of $248,074 for the three months ended May 31, 2013. The difference of $1,391,444 was a result of the write-off adjustment of $1,361,000 of accrued wages and consulting fees, and a decrease in consulting expenses of $75,000 due to the cancellation of that agreement on November 30, 2013 offset with the write-down of $45,000 for intangible assets.

For The Six Months Ended May 31, 2014 Compared To The Six Months Ended May 31, 2013.

We recognized nil revenues from operational sales during the six months ending May 31, 2014.

During the six months ended May 31, 2014, operating expenses were $344,477 compared to $492,250 for the six months ended May 31, 2013. The decrease of $147,773 was due primarily to a decrease in consulting fees of $150,000 due to the mutual termination of that contract on November 30, 2013. Operating expenses during the six months ended May 31, 2014, consisted of salaries expense of $315,344, professional fees of $9,761, general and administrative expenses of $11,378, and supplies and materials expense of $7,994, compared to salaries expense of $318,000, consulting fees of $152,000, professional fees of $13,705, and general and administration fees of $8,545 incurred for the six months ended May 31, 2013.

We recognized a net income of $971,653 for the six months ended May 31, 2014, compared to a net loss of $492,438 for the six months ended May 31, 2013. The difference of $1,464,091 was a result a result of the write-off adjustment of $1,361,000 of accrued wages and consulting fees, and the decrease in consulting expenses of $150,000 due to the cancellation of that agreement on November 30, 2013 offset with the write-down of $45,000 for intangible assets.


Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates


The preparation of the Company's interim consolidated financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect the Company's financial disclosures:


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


Website

In accordance with ASC 350-50, "Website Development Costs," expenditures during the planning and operating stages of the Company's website are expensed as incurred. Expenditures incurred during the website application and infrastructure development stage are capitalized and amortized to expense over the website's estimated useful life of 3 years.


Intangible Assets

Intangible assets include the cost of acquiring the intellectual property. In accordance with ASC 350-30 "General Intangibles Other Than Goodwill," an intangible asset that is acquired either individually or with a group of other assets shall be recognized. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as whole, shall be recognized as an expense when incurred. The intellectual property is determined to have an indefinite useful life and is not subject to amortization. The useful lives of intangible assets are reassessed at each reporting period. During the six month period ended May 31, 2014, the Company recorded a write down of $45,000 related to its intangible asset and intellectual property.


Impairment of Long-Lived Assets

Long-lived assets include the website and intangible assets and intellectual property. Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There has been no impairment as of May 31, 2014.


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


Basic and Diluted Income (Loss) per Share

In accordance with ASC 260, "Earnings per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. At May 31, 2014, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Estimated fair value of financial instruments

The carrying value of the Company's interim consolidated financial instruments, consisting of cash, accounts payable, and notes payable approximate their fair value due to the short-term maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or currency risks arising from these financial instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At May 31, 2014, all cash and cash equivalents were insured by agencies of the U.S. Government.


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


Use of Estimates

The preparation of the Company's interim consolidated financial statements are in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the amounts reported in these interim consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended May 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of July, 2014.


                           PEPTIDE TECHNOLOGIES, INC.



Date: July 16, 2014                 By: /s/ Scott McKinley
                                        ------------------

                                    Name: Scott McKinley
                                    Title: Chief Executive Officer



Date: July 16, 2014                 By: /s/ Erik Odeen
                                        --------------

                                    Name: Erik Odeen
                                    Title: Chief Financial Officer