Form 10-Q/A
period 2014-05-31
PEPTIDE TECHNOLOGIES, INC.
filed 2014-07-23
CIK 1357878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
				   AMENDMENT #1


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

				EXPLANATORY NOTE

Peptide Technologies, Inc. is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 filed with the Securities and Exchange Commission on July 16, 2014 for the sole purpose of correcting errors in the XBRL portion of the filing. No other changes have been made to the document.



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


                           PEPTIDE TECHNOLOGIES, INC.



Date: July 23, 2014                 By: /s/ Scott McKinley
                                        ------------------

                                    Name: Scott McKinley
                                    Title: Chief Executive Officer



Date: July 23, 2014                 By: /s/ Erik Odeen
                                        --------------

                                    Name: Erik Odeen
                                    Title: Chief Financial Officer