Form 10-Q
period 2014-08-31
PEPTIDE TECHNOLOGIES, INC.
filed 2014-10-20
CIK 1357878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 31 August 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 000-53230

PEPTIDE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0479983
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

601 Union Street, Two Union Square, 42nd Floor, Seattle, Washington 98101
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (206) 452-3995

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
Yes  [  ]   No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

Number of shares issued and outstanding of the registrant’s class of common stock as of 20 October 2014: 156,412,660 shares of common stock.

The Company recognized $9,239 in revenues during the quarter ended 31 August 2014.

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PEPTIDE TECHNOLOGIES, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited)
AUGUST 31, 2014

Financial Statements

PEPTIDE TECHNOLOGIES, INC.
 (A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
August 31, 2014

PEPTIDE TECHNOLOGIES, INC.
 (A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

	August 31, 2014	November 30, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$11,560	$157

Total Current Assets	11,560	157

Website (net of accumulated amortization of $6,667 and $4,167, respectively) (Note 3)	3,333	5,833
Intangible assets and intellectual property (Note 7)	-	45,000

TOTAL ASSETS	$14,893	$50,990

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	$651,968	$1,662,272
Notes payable and accrued interest (Note 5)	105,631	88,850

Total Current Liabilities	757,599	1,751,122

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 8)
Authorized:
675,000,000 common shares, par value $0.001 per share
Common shares issued and outstanding:
156,412,660 and 151,123,000 at August 31, 2014 and November 30, 2013, respectively	156,413	151,123
Additional paid-in capital	187,899	148,279
Accumulated deficit	(105,837)	(105,837)
Accumulated deficit during development stage	(981,181)	(1,893,697)

Total Stockholders’ Deficiency	(742,706)	(1,700,132)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$14,893	$50,990

The accompanying notes are an integral part of these interim consolidated financial statements.

PEPTIDE TECHNOLOGIES, INC.
 (A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three-month period ended August 31, 2014	For the three-month period ended August 31, 2013	For the nine-month period ended August 31, 2014	For the nine-month period ended August 31, 2013	Cumulative from re-entering of development stage on June 26, 2010 to August 31, 2014
Revenue
Revenue	$9,239	$-	$9,239	$-	$9,239

Expenses
Consulting	-	75,000	-	227,000	552,975
Salaries and bonus (Note 4)	49,224	159,000	364,568	477,000	1,434,652
Office and administration	4,185	5,419	15,563	13,963	68,588
Professional fees	13,494	5,412	23,255	19,117	174,998
Supplies and materials	1,909	1,101	9,903	1,101	70,135

	68,812	245,932	413,289	738,181	2,301,348

Net Loss before Other Items	(59,573)	(245,932)	(404,050)	(738,181)	(2,292,109)

Other Items
Write down of intangible assets (Note 7)	-	-	(45,000)	-	(45,000)
Forgiveness of debt (Note 6)	-	-	1,361,000	-	1,361,000
Foreign exchange gain (loss)	1,523	(1,274)	3,252	2,898	5,366
Interest expense (Note 5)	(1,087)	(1,097)	(2,686)	(2,909)	(10,438)

Net Profit (Loss) for the Period	(59,137)	(248,303)	912,516	(738,192)	(981,181)

Other Comprehensive Loss
Foreign currency translation adjustment	-	-	-	-	(333)

Comprehensive Profit (Loss) for the Period	$(59,137)	$(248,303)	$912,516	$(738,192)	$(981,514)

Profit (Loss) per share from operations – Basic and diluted	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted Average Number of Shares Outstanding	153,143,767	151,107,016	152,154,135	150,022,908

The accompanying notes are an integral part of these interim consolidated financial statements.

PEPTIDE TECHNOLOGIES, INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three-month period ended August 31, 2014	For the three-month period ended August 31, 2013	For the nine-month period ended August 31, 2014	For the nine-month period ended August 31, 2013	Cumulative from re-entering of development stage on June 26, 2010 to August 31, 2014
OPERATING ACTIVITIES
Net profit (loss)	$(59,137)	$(248,303)	$912,516	$(738,192)	$(981,181)
Adjustments for non-cash items:
Accrued interest	1,087	1,097	2,686	2,909	10,438
Amortization	833	833	2,500	2,500	6,667
Foreign exchange gain (loss)	(1,523)	1,275	(3,252)	(2,898)	(5,366)
Forgiveness of debt (Note 6)	-	-	(1,361,000)	-	(1,361,000)
Non-cash consulting expense	-	-	-	-	2,000
Share-based payment	5,250	-	5,250	-	13,250
Write down of intangible assets and intellectual property (Note 7)	-	-	45,000	-	45,000
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	-	-	3,494	2,710
Increase in accounts payable and accrued liabilities	49,360	225,000	350,696	684,678	2,012,218
Cash used in operating activities	(4,130)	(20,098)	(45,604)	(47,509)	(255,264)

INVESTING ACTIVITIES
Purchase of website	-	-	-	-	(10,000)
Cash used in investing activities	-	-	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net of share issuance costs	4,660	25,000	39,660	45,000	160,774
Increase in notes payable	9,500	-	17,347	-	84,559
Contribution by related party	-	-	-	-	27,288
Cash from financing activities	14,007	25,000	57,007	45,000	272,621
Effect of foreign exchange rate changes on cash	-	-	-	-	(333)
Increase (decrease) in cash and cash equivalents	9,877	4,902	11,403	(2,509)	7,024
Cash and cash equivalents, beginning of period	1,683	369	157	7,780	4,536
Cash and cash equivalents, end of period	$11,560	$5,271	$11,560	$5,271	$11,560

Supplemental Disclosure of Cash Flow Information (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

PEPTIDE TECHNOLOGIES, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the Period from November 30, 2013 through August 31, 2014
(Unaudited)

	CAPITAL STOCK				ACCUMULATED
			ADDITIONAL		DEFICIT DURING
			PAID-IN	ACCUMULATED	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	DEFICIT	STAGE	TOTAL

Balances, 30 November 2012	149,078,000	$149,078	$105,324	$(105,837)	$(898,221)	$(749,656)

Shares issued for
Cash, net of share issuance costs (Note 8)	45,000	45	42,955	-	-	43,000
Contractor services (Note 8)	2,000,000	2,000	-	-	-	2,000
Net loss for the year	-	-	-	-	(995,477)	(995,477)
Balance, 30 November 2013	151,123,000	151,123	148,279	(105,837)	(1,893,698)	(1,700,132)

Shares issued for
Cash, net of share issuance costs (Note 8)	39,660	40	39,620	-	-	39,660
Related party services	5,250,000	5,250	-	-	-	5,250
Net profit (loss) for the period	-	-	-	-	912,516	912,516
Balances, 31 August 2014	156,412,660	$156,413	$187,899	$(105,837)	$(981,182)	$(742,706)

The accompanying notes are an integral part of these interim consolidated financial statements.

PEPTIDE TECHNOLOGIES, INC.
(A Development stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 August, 2014
(Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

1.1	Organization

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

On 5 August 2013, the Company incorporated Pept Peptide Technologies Inc. (“Pept Peptide”), a wholly-owned subsidiary, under the laws of British Columbia. Pept Peptide currently does not have any transactions from the date of incorporation on 5 August 2013 to 31 August 2014.

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

On 23 August 2011, the Company entered into an agreement (the “Asset Purchase Agreement”) in which the Company, in exchange for 75,000,000 shares of the Company’s restricted common stock, received all rights and title to proprietary technologies and formulas involving the application of specialty Peptides. The Company has changed its business focus to the manufacturing and distribution of natural peptide solutions to combat the economic burden of bio-fouling. On 14 December 2011, the Company amended the Asset Purchase Agreement (the “First Amendment”). As a result of the First Amendment, the purchase price of the assets was reduced from 75,000,000 shares to 45,000,000 shares, and 30,000,000 shares were returned to treasury (Note 7).

On 1 May 2014, the Company entered into an agreement whereby the Asset Purchase Agreement and the First Amendment were deemed null and void and the platforms were returned to the original vendor (Note 7).

On 26 May 2014, the Company entered into an exclusive global distribution agreement for its AquaNatural Marine coating with All-Sea Coatings Ltd. (a division of All-Sea Enterprises) of North Vancouver, Canada. This agreement has been replaced with an Asset Purchase Agreement date 14 August 2014.

On 14 August 2014, the Company entered into an Asset Purchase Agreement with All-Sea Coatings Ltd. All-Sea Coatings Ltd has acquired from the Company the non-commercialized re-formulated assets that were developed by the Company. The Company business is to realize a 3% Royalty of all Gross Sales & Revenue, to be paid to the Company derived from All-Sea Coatings Ltd.

PEPTIDE TECHNOLOGIES, INC.
(A Development stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 August, 2014
(Unaudited)

1.3	Basis of Going Concern

The accompanying interim consolidated financial statements as at 31 August 2014 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has net profit of $912,516 for the nine month period ended 31 August 2014 (31 August 2013 – loss of $738,192; cumulative loss - $981,514) and has a working capital deficit of $746,039 at 31 August 2014 (30 November 2013 - $1,750,965).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended 30 November 2014. However, if the Company is unable to raise additional capital in the near future or met financing requirements, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. Management is aware, in making its assessment, of material uncertainties related to events or conditions that may cast significant doubt upon the Company’s ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s audited 30 November 2013 annual consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited consolidated financial statements for the year ended 30 November 2013, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The information as of 30 November 2013 is taken from the audited consolidated financial statements as of that date.

PEPTIDE TECHNOLOGIES, INC.
(A Development stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 August, 2014
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s interim consolidated financial statements. The interim consolidated financial statements and notes are representations of management who is responsible for their integrity and objectivity. These accounting policies have been consistently applied in the preparation of the interim consolidated financial statements.

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

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with Accounting Standards Codification (“ASC”) 720-15, “Start-Up Costs."

2.4	Development-Stage Company

During the year ended 30 November 2010, the Company abandoned its previous business of sale of original artwork and re-entered the development stage with its intended new business, which currently has no significant revenues. Management expects to sustain losses from operations until such time it can generate sufficient revenues to meet its anticipated cost structure. The Company is considered a development-stage company in accordance with the ASC 915, “Accounting and Reporting by Development-Stage Enterprises." A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

2.5	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

2.6	Website

In accordance with ASC 350-50, “Website Development Costs," expenditures during the planning and operating stages of the Company’s website are expensed as incurred. Expenditures incurred during the website application and infrastructure development stage are capitalized and amortized to expense over the website’s estimated useful life of 3 years.

PEPTIDE TECHNOLOGIES, INC.
(A Development stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 August, 2014
(Unaudited)

2.7	Intangible Assets

Intangible assets include the cost of acquiring the intellectual property. In accordance with ASC 350-30 “General Intangibles Other Than Goodwill," an intangible asset that is acquired either individually or with a group of other assets shall be recognized. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as whole, shall be recognized as an expense when incurred. The intellectual property is determined to have an indefinite useful life and is not subject to amortization. The useful life of the intangible asset is reassessed at each reporting period. During the nine month period ended 31 August 2014, the Company recorded a write down of $45,000 related to its intangible assets and intellectual property (Notes 7 and 12).

2.8	Impairment of Long-Lived Assets

Long-lived assets include the website and intangible assets and intellectual property. Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There has been no impairment as of 31 August 2014.

2.9	Research and Development

Research and development expenses are charged to operations as incurred.

2.10	Income Taxes

The Company adopted the ASC 740, “Accounting for Income Taxes." ASC 740 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the interim consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

2.11	Basic and Diluted Income (Loss) per Share

In accordance with ASC 260, “Earnings per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. At 31 August 2014, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings (loss) per share computation.

PEPTIDE TECHNOLOGIES, INC.
(A Development stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 August, 2014
(Unaudited)

2.12	Estimated Fair Value of Financial Instruments

The carrying value of the Company’s interim consolidated financial instruments, consisting of cash, accounts payable and notes payable approximate their fair value due to the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or currency risks arising from these financial instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At 31 August 2014, cash and cash equivalents of $310 were insured by agencies of the U.S. Government.

2.13	Foreign Currency Translation

The interim consolidated financial statements are presented in U.S. dollars. In accordance with ASC 830 “Foreign Currency Matters," foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

The preparation of the Company’s interim consolidated financial statements are in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the amounts reported in these interim consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.16	Changes in Accounting Policy

Effective 1 December 2013, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income." This update requires an entity to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on the respective line items in net income in one place, and in some cases, cross-references to related footnote disclosures. The update applies to public companies for all reporting periods presented, including interim periods, and to nonpublic entities for annual reporting periods. ASU No. 2013-02 will be effective for fiscal years, and interim periods within those years, beginning after 15 December 2012 for public companies, with early adoption permitted. The adoption of this update did not have a material effect on the Company’s interim consolidated financial statements.

PEPTIDE TECHNOLOGIES, INC.
(A Development stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 August, 2014
(Unaudited)

2.17	Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which is intended to eliminate the diversity that is in practice with regard to the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years and interim periods within those years, beginning after 15 December 2014, with early adoption permissible. The adoption of this update is not expected to have a material impact on the Company’s interim consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers," which provides a five-step approach to be applied to all contracts with customers. ASU No. 2014-09 also requires expanded disclosures about revenue recognition. ASU No. 2014-09 is effective for annual reporting periods beginning after 15 December 2016, including interim periods. Early adoption is not permitted. The adoption of this update is not expected to have a material impact on the Company’s interim consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities," which intends to remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the update eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU No. 2014-10 is effective for fiscal years and interim periods beginning after 15 December 2014, with early adoption permissible. The adoption of this update is not expected to have a material impact on the Company’s interim consolidated financial statements.

2.18	Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

2.19	Other

The Company consists of one reportable business segment.

The Company paid no dividends during the periods presented.

PEPTIDE TECHNOLOGIES, INC.
(A Development stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 August, 2014
(Unaudited)

3.	WEBSITE

As at:	31 August 2014			30 November 2013 (Audited)
	Cost $	Accumulated amortization $	Net book value $	Cost $	Accumulated amortization $	Net book value $

Website	10,000	6,667	3,333	10,000	4,167	5,833

Total	10,000	6,667	3,333	10,000	4,167	5,833

The Company purchased a website during October 2012 for $10,000. This website has a useful life of three years, and the cost is being amortized over the life of the asset. During the nine month period ended 31 August 2014, the Company recognized amortization expense of $2,500 (31 August 2013 - $2,500; cumulative - $6,667) (Note 9).

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As at:	31 August 2014 $	30 November 2013 (Audited) $

Accounts payable	38,317	574,188
Accrued liabilities	4,000	27,000
Payroll taxes payable	29,652	17,084
Salaries and benefits payable (Note 6)	580,000	1,044,000

Total accounts payable and accrued liabilities	651,969	1,662,272

Trades payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

On 27 May 2014, the Chief Executive Officer (“CEO”) requested that his salary be suspended until further notice. Additionally, he forgave the entire balance of his accrued salary in the amount of $516,000 and accrued bonus in the amount of $300,000 as at 31 August 2014 (Notes 6 and 12).

On 27 May 2014, a consultant forgave all outstanding fees payable in relation to consulting services rendered in the amount of $545,000 (Notes 6 and 12).

PEPTIDE TECHNOLOGIES, INC.
(A Development stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 August, 2014
(Unaudited)

5.	NOTES PAYABLE

As at:	31 August 2014 $	30 November 2013 (Audited) $
During the year ended 30 November 2010, Fotoview Inc. (“Fotoview”) issued a loan of $16,000 to a former director of the Company to purchase 4,000,000 restricted common shares of the Company. Upon the director’s resignation, the 4,000,000 common shares were cancelled and the Company assumed the loan payable to Fotoview. The loan is unsecured, bears no interest, and has no fixed terms of repayment.	16,000	16,000

On 21 September 2011, PSI Services (“PSI”) issued a loan of $500 to the Company. The loan is unsecured, bears no interest and has no fixed terms of repayment.	500	500

On 13 November 2011, PSI issued a loan of CAD$45,000 to the Company. The loan is unsecured and bears interest at a rate of 6% per annum. Principal and accrued interest are due on 30 November 2014. The loan payable to PSI as at 31 August 2014 consists of principal and accrued interest of $41,445 (30 November 2013 – $42,710) and $6,963 (30 November 2013 – $5,251), respectively (Note 12).	48,408	47,961

On 1 June 2012, PSI issued a loan of CAD$20,000 to the Company. The loan is unsecured and bears interest at a rate of 6% per annum. Principal and accrued interest is due on 30 November 2014.. The loan payable to PSI as at 31 August 2014 consists of principal and accrued interest of $18,420 (30 November 2013 – $18,982) and $2,486 (30 November 2013 – $1,707), respectively (Note 12).	20,906	20,689

On 22 October 2013, PSI issued a loan of USD $3,700 to the Company. The loan is unsecured, bears no interest, and has no fixed terms of repayment.	3,700	3,700

On 21 April 2014, PSI Issued a loan of CAD $8,000 to the Company. The loan is unsecured, bears no interest, and has no fixed terms of repayment.	7,368	-

On 14 August 2014, PSI issued a loan of CAD $9,500 to the Company. The loan is unsecured, bears no interest, and has no fixed terms of repayment.	8,749	-
Total notes payable	105,631	88,850

6.	RELATED PARTY TRANSACTIONS

As at 31 August 2014, the amount due to related parties includes $580,000 (30 November 2013 - $1,044,000) payable to past directors and employees of the Company in relation to salaries and benefits earned, and $Nil (30 November 2013 - $730) payable to the Chief Financial Officer (“CFO”) of the Company in relation to expense reimbursements. Of the amount due to related parties, $Nil relates to bonuses payable to the CEO of the Company (30 November 2013 - $300,000) (Note 4).

During the nine month period ended 31 August 2014, the Company accrued salaries and benefits of $364,568 to officers and employees of the Company (31 August 2013 - $477,000; cumulative - $1,434,562).

PEPTIDE TECHNOLOGIES, INC.
(A Development stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 August, 2014
(Unaudited)

On 27 May 2014, the CEO requested that his salary be suspended until further notice. Additionally, he forgave the entire balance of his accrued salary in the amount of $516,000 and accrued bonus in the amount of $300,000 as at 31 May 2014. As at 31 August 2014, included in salaries and benefits are bonuses of $Nil accrued to the CEO of the Company during the nine month period ended 31 August 2014 (31 August 2013 - $Nil; cumulative - $Nil) (Notes 4 and 12).

Effective 1 December 2013, the Company and a former related party consultant mutually terminated an Advisory Agreement entered into on 1 November 2012. The Company accrued $Nil of consulting fees to the consultant (31 August 2013 - $227,000; cumulative - $Nil) during the nine month period ended 31 August 2014.

On 27 May 2014, a formerly related party consultant forgave all outstanding fees payable in relation to consulting services rendered in the amount of $545,000. As at 31 August 2014 there is $Nil (30 November 2013 - $545,000) outstanding and payable to the consultant for consulting services received (Notes 4 and 12).

During the year ended 30 November 2013, the Board approved a commission payment program (the “Program”) equal to 30% of gross sales of fouling prevention coatings. Under this Program, the CEO will receive compensation equal to 20% of gross sales of anti-fouling paint, as recognition of his work in developing the formulas; and an external consultant will receive 10% of gross sales of anti-fouling paint as compensation for sales development. On 28 February 2014, the Board amended the Program to reduce the CEO’s compensation from 20% to 10% of gross sales of anti-fouling paint. On 27 May 2014, the Program was eliminated by mutual agreement from both parties affected. As a result, no commissions will be earned by either the CEO or the applicable consultant on gross sales of fouling prevention coatings. As at 31 August 2014, there were $Nil commissions earned (Note 7).

During the nine month period ended 31 August 2014, directors and shareholders of the Company made cash contributions in the amount of $Nil (31 August 2013 - $Nil, cumulative – $27,288).

On 15 July 2014, the Company issued 4,660 shares of the Company’s restricted common stock for cash proceeds of $5,660 (Note 8).

On 28 July 2014, the Company issued 5,250,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to two directors of the Company for consulting services rendered. As a result, the Company recorded professional fees of $5,250 when the stock was issued (Note 8).

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
31 August, 2014
(Unaudited)

On 1 May 2014, the Company entered into an agreement whereby the Asset Purchase Agreement and the First Amendment were deemed null and void and the platforms were returned to the original vendor (Note 1).

During the nine month period ended 31 August 2014, the Company recorded a write down of $45,000 (31 August 2013 - $Nil; cumulative - $45,000) related to its intangible assets and intellectual property (Note 12).

On 20 January 2013, the Board approved the Program equal to 30% of gross sales of fouling prevention coatings. Under this Program, the CEO will receive compensation equal to 20% of gross sales of anti-fouling paint, as recognition of his work in developing the formulas; and an external consultant will receive 10% of gross sales of anti-fouling paint as compensation for sales development. On 28 February 2014, the Board amended the Program to reduce the CEO’s compensation from 20% to 10% of gross sales of anti-fouling paint. On 27 May 2014, the Program was eliminated by mutual agreement from both parties affected. As a result, no commissions will be earned by either the CEO or the applicable consultant on gross sales of fouling prevention coatings. As of 31 August 2014, there were $Nil commissions earned (Note 6).

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

The total issued and outstanding capital stock is 156,412,660 common shares with a par value of $0.001 per common share. The Company’s common stock issuances to date are as follows:

o	On 10 April 2013, the Company issued 20,000 shares of the Company’s restricted common stock for cash proceeds of $20,000. The Company paid $2,000 in share issuance costs.

o	On 26 April 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock at a par value of $0.001 per share to a third party for marketing assistance with the development of the international markets of the South Pacific quadrant for the Company. As a result, the Company recorded consulting expense of $2,000 when the stock was issued (Note 12).

o	On 18 July 2013, the Company issued 25,000 shares of the Company’s restricted common stock for cash proceeds of $25,000.

o	On 3 December 2013, the Company issued 10,000 shares of the Company’s restricted common stock for cash proceeds of $10,000.

PEPTIDE TECHNOLOGIES, INC.
(A Development stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 August, 2014
(Unaudited)

o	On 3 March 2014, the Company issued 10,000 shares of the Company’s restricted common shares for cash proceeds of $10,000.

o	On 11 March 2014, the Company issued 5,000 shares of the Company’s restricted common shares for cash proceeds of $5,000.

o	On 3 April 2014, the Company issued 10,000 shares of the Company’s restricted common stock for cash proceeds of $10,000.

o	On 15 July 2014, the Company issued 4,660 shares of the Company’s restricted common stock for cash proceeds of $4,660 (Note 6).

o	On 28 July 2014, the Company issued 5,250,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to two directors of the Company for consulting services rendered. As a result, the Company recorded professional fees of $5,250 when the stock was issued (Note 6).

9.	GENERAL AND ADMINISTRATIVE EXPENSES

	Three month period ended 31 August 2014 $	Nine month period ended 31 August 2014 $	Three month period ended 31 August 2013 $	Nine month period ended 31 August 2013 $	Cumulative from re-entering of development stage on 26 June 2010 to 31 August 2014 $

Administration	-	-	-	-	20
Amortization (Note 3)	833	2,500	834	2,500	6,667
Bank charges	64	198	16	170	1,482
Dues and subscription	-	-	-	-	575
Filing fees	1,419	7,397	100	3,328	18,867
Meals and entertainment	-	-	254	254	254
Office	825	1,325	1,755	2,084	8,048
Penalties	-	-	-	-	10,000
Transfer agent	100	650	160	400	4,151
Rent	147	638	363	1,101	1,871
Share-based payment	-	-	-	-	8,000
Telecommunication	726	2,783	786	1,469	5,777
Travel	-	-	1,151	2,657	2,656
Website	72	72	-	-	221
Total general and administration expenses	4,185	15,563	5,419	13,963	68,588

PEPTIDE TECHNOLOGIES, INC.
(A Development stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 August, 2014
(Unaudited)

10.	INCOME TAXES

10.1.1	Provision for income taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. During the nine month periods ended 31 August 2014 and 2013, these differences result from the following items:

	For the nine month period ended 31 August 2014 $	For the nine month period ended 31 August 2013 $

Income (loss) before income taxes	912,516	(738,192)
Federal income tax rates	35.00%	35.00%

Income tax expense (recovery) based on the above rates	319,381	(258,367)
Non–deductible items	15,750	-
Change in valuation allowance	(335,131)	(258,367)

Income tax expense	-	-

10.2	Deferred tax balances

The composition of the Company’s deferred tax assets as at 31 August 2014 and 30 November 2013 are as follows:

As at:	31 August 2014 $	30 November 2013 (Audited) $

Net income tax operating loss carry-forward	1,018,391	1,975,908

Deferred tax assets	356,437	691,568
Valuation allowance	(356,437)	(691,568)

Deferred tax assets (liabilities)	-	-

As at 31 August 2014, the Company has a total non-capital loss carry forward balance of $1,018,391 (30 November 2013 - 1,975,908), which has expiry dates between the years of 2025 to 2034.

The Company’s recognized and unrecognized deferred tax assets related to the unused tax losses. A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carry-forwards as their utilization is not considered more likely than not at this time.

The Company is in the process of completing and resolving issues related to its income tax filings and has accrued $10,000 during the year ended 30 November 2013 related to potential penalties associated with these filings. However, there is no assurance that additional interest and penalties will not be assessed (Note 11).

PEPTIDE TECHNOLOGIES, INC.
(A Development stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 August, 2014
(Unaudited)

11.	COMMITMENTS AND CONTINGENCY

o	On 11 December 2012, the Company formerly engaged BB&T Capital Markets ("BB&TCM") to act as the Company's exclusive financial advisor and agent in connection with developing strategic alternatives for the Company regarding debt financings, licensing of intellectual properties developed by the Company, equity raises, sale of intellectual properties, or other capital markets transactions that may develop over the course of a 24-month agreement (the “Agreement”).

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

On 19 May 2014, the Company renewed/extended the Agreement with BB&TCM. The extension runs from 1 May 2014 through 1 May 2016 (24 months). All other provisions of the Agreement remain unchanged.

o	On 1 May 2014, the Company entered into an agreement whereby the Asset Purchase Agreement and the First Amendment were deemed null and void and the platforms were returned to the original vendor.

o	On 26 May 2014, the Company entered into an exclusive global distribution agreement with All-Sea Coatings Ltd. (a division of All-Sea Enterprises) of North Vancouver, Canada. This agreement has been replaced with an Asset Purchase Agreement date August 14, 2014.

o	On 14 August 2014, Peptide Technologies, Inc. ("the Company") entered into an Asset Purchase Agreement with All-Sea Coatings Ltd. All-Sea Coatings Ltd has acquired from Peptide Technologies Inc. the non-commercialized re-formulated assets that were developed by the Company.

o	The Company is in the process of completing certain of its income tax filings and has accrued $10,000 during the year ended 30 November 2013 related to potential penalties associated with these filings. However, there is no assurance that additional interest and penalties will be assessed (Notes 4 and 10).

o	The Company is committed to making payments related to its notes payable (Note 5).

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company made the following cash payments for interest and income taxes:

	Three month period ended 31 August 2014 $	Six month period ended 31 August 2014 $	Three month period ended 31 August 2013 $	Six month period ended 31 August 2013 $

Interest paid	-	-	-	-
Taxes paid	-	-	-	-

Total cash payments	-	-	-	-

PEPTIDE TECHNOLOGIES, INC.
(A Development stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
31 August, 2014
(Unaudited)

On 26 April 2013, the Company issued 2,000,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to a third party for marketing assistance with the development of the international markets in the South Pacific quadrant for the Company. As a result, the Company recorded consulting expense of $2,000 when the stock was issued (Note 8).

During the nine month period ended 31 August 2014, the Company accrued interest expense of $1,743 (31 August 2013 - $2,014) in relation to a loan of CAD$45,000 issued by PSI on 13 November 2011. The loan is unsecured and bears interest at a rate of 6% per annum (Note 5).

During the nine month period ended 31 August 2014, the Company accrued interest expense of $774 (31 August 2013 - $895) in relation to a loan of CAD$20,000 issued by PSI on 1 June 2012. The loan is unsecured and bears interest at a rate of 6% per annum (Note 5).

During the nine month period ended 31August 2014, the Company recorded a write down of $45,000 (31 August 2013 - $Nil; cumulative - $45,000) related to its intangible assets and intellectual property (Note 7).

On 27 May 2014, the CEO requested that his salary be suspended until further notice. Additionally, he forgave the entire balance of his accrued salary in the amount of $516,000 and accrued bonus in the amount of $300,000 as at 31 May 2014 (Notes 4 and 6).

On 27 May 2014, a former related party consultant forgave all outstanding fees payable in relation to consulting services rendered in the amount of $545,000 (Notes 4 and 6).

On 15 July 2014, the Company issued 4,660 shares of the Company’s restricted common stock for cash proceeds of $5,660 (Notes 6 and 8).

On 28 July 2014, the Company issued 5,250,000 fully vested shares of the Company’s restricted common stock at a par value of $0,001 per share to two directors of the Company for consulting services rendered. As a result, the Company recorded professional fees of $5,250 when the stock was issued (Notes 6 and 8).

13.	SUBSEQUENT EVENTS

There have been no reportable events which have occurred during the period from the nine month period ended 31 August 2014 to the date the interim consolidated financial statements were available to be issued on 20 October 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent interim consolidated financial statements and notes appearing elsewhere in this Quarterly Report, on Form 10-Q filed April 11, 2014, on Form 10Q/A filed July 23, 2014, and our Annual Report on Form 10-K filed on February 28, 2014.

The independent registered public accounting firms’ reports on the Company's financial statements as of November 30, 2013, and for the year then ended, include a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited quarterly financial statements.

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

On May 26, 2014, Peptide Technologies, Inc. entered into an exclusive global distribution agreement for its AquaNatural Marine coating with All-Sea Coatings Ltd. (a division of All-Sea Enterprises) of North Vancouver, Canada.  This agreement has been replaced with an Asset Purhcase Agreement date August 14, 2014.

On August 14, 2014, Peptide Technologies, Inc. ("the Company") entered into an Asset Purchase Agreement with All-Sea Coatings Ltd.  All-Sea Coatings Ltd has acquired from Peptide Technologies Inc. the non-commercialized re-formulated assets, that were developed by the Company, in consideration of $10,000, (ten thousand dollars) and a 3% Royalty of all Gross Sales & Revenue, to be paid to Peptide Technologies Inc., derived from All-Sea Coatings Ltd, until such a time should occur that Formulas and or All-Sea Coatings Ltd (the company) is sold.  All-Sea Coatings Ltd shall cover all costs, expenses and capital, including all monies for additional research and development etc., required to commercialize all of the coatings.  All-Sea Coatings Ltd shall pay 10% of the gross sale to Peptide Technologies Inc. derived from any formula sold, out right, and or, if All-Sea Coatings (the Company) is purchased, 10% of the gross sale of All-Sea Coatings Ltd will be paid to Peptide Technologies Inc.

Business of Issuer

The Company business is to realize a 3% Royalty of all Gross Sales & Revenue, to be paid to Peptide Technologies Inc. derived from All-Sea Coatings Ltd, until such a time should occur that Formulas and or All-Sea Coatings Ltd (the company) is sold.

The Company has developed a non-commercialized, incomplete, re-formulated anti-fouling coating formula which has been sold to All-Sea Coatings Ltd.  All-Sea Coatings Ltd. shall cover all costs, expenses and capital, including all monies for additional research and development etc., required to commercialize all of the various coatings that will be produced.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

At 31 August 2014, our cash balance was $11,560. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

At 31 August 2014, we had a working capital deficit of $746,039 compared to a working capital deficit of $1,750,965 at 30 November 2013.  The reduction of our working capital deficit was caused by a $1.36 million dollar adjustment resulting from the forgiveness of wages and fees due to the CEO and an external consultant, and a $45,000 write down of intangible assets.  (See Notes 4, 6 and 7 within the financial statement section of this report for additional detail).  At 31 August 2014, our total assets consisted of cash of $11,560 and a website with a net carrying value of $3,333.  This compares with total assets at November 30, 2013, which consisted of cash of $157, a website with a net carrying value of $5,833 and intangible assets and intellectual property of $45,000.

At 31 August 2014, our total liabilities decreased to $757,599 from $1,751,122 at November 30, 2013. During the nine months ended 31 August 2014, accounts payable and accrued liabilities decreased by $993,523. The decrease was primarily caused by the forgiveness of accrued wages, bonus, and consulting fees by our CEO and an external consultant.

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

Result of Operations

For The Three Months Ended 31 August 2014 Compared To The Three Months Ended 31 August 2013.

We recognized $9,239 revenues from operational sales during the three months ending August 31, 2014.

During the three months ended 31 August 2014, operating expenses were $68,812 compared to $245,932 for the three months ended 31 August 2013.  The decrease of $177,120 was due to a decrease in consulting fees of $75,000 due to the mutual termination of that contract on 30 November 2013, and a decrease in salaries of $110,000.  Operating expenses during the three months ended August 31, 2014, consisted of salaries expense of $49,224, professional fees of $13,494, general and administrative expenses of $4,185, and supplies expense of $1,909, compared to salaries expense of $159,000, consulting fees of $75,000, professional fees of $5,412, general and administrative expenses of $5,419, and supplies expense of $1,101 incurred for the three months ended 31 August 2013.

We recognized net loss of $59,137 for the three months ended 31 August 2014, compared to a net loss of $248,303 for the three months ended 31 August 2013.  The difference of $189,166 was a result of a reduction in accrued wages and a decrease in consulting expenses of $75,000 due to the cancellation of that agreement on 30 November 2013.

For The Nine Months Ended 31 August 2014 Compared To The Nine Months Ended 31 August 2013.

We recognized 9,239 revenues from operational sales during the nine months ending 31 August 2014.

During the nine months ended 31 August 2014, operating expenses were $413,289 compared to $738,181 for the nine months ended August 31, 2013.  The decrease of $324,892 was due primarily to a decrease in consulting fees of $227,000 due to the mutual termination of that contract on November 30, 2013 and a reduction in accrued salaries of 112,432.  Operating expenses during the nine months ended 31 August 2014, consisted of salaries expense of $364,568, professional fees of $23,265, general and administrative expenses of $15,563, and supplies and materials expense of $9,903, compared to salaries expense of $477,000, professional fees of $19,117, general and administrative expenses of $13,963, and supplies and materials expense of $1,101, incurred for the nine months ended 31 August 2013.

We recognized a net income of $912,516 for the nine months ended 31 August 2014, compared to a net loss of $738,192 for the nine months ended 31 August 2013.  The difference of $1,650,708 was a result a result of the write-off adjustment of $1,361,000 of accrued wages and consulting fees, and the decrease in consulting expenses of $150,000 due to the cancellation of that agreement on 30 November 2013 offset with the write-down of $45,000 for intangible assets.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of the Company’s interim consolidated financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect the Company’s financial disclosures:

Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary PEPT Peptide Technologies Inc., a company incorporated in the province of British Columbia on 5 August 2013. All significant inter-company balances and transactions have been eliminated upon consolidation.

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with Accounting Standards Codification (“ASC”) 720-15, “Start-Up Costs”.

Development-Stage Company

During the year ended 30 November 2010, the Company abandoned its previous business of sale of original artwork and re-entered the development stage with its intended new business, which currently has no revenues.  Management expects to sustain losses from operations until such time it can generate sufficient revenues to meet its anticipated cost structure.  The Company is considered a development-stage company in accordance with the ASC 915, “Accounting and Reporting by Development-Stage Enterprises.” A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Website

In accordance with ASC 350-50, “Website Development Costs,” expenditures during the planning and operating stages of the Company’s website are expensed as incurred.  Expenditures incurred during the website application and infrastructure development stage are capitalized and amortized to expense over the website’s estimated useful life of 3 years.

Intangible Assets

Intangible assets include the cost of acquiring the intellectual property.  In accordance with ASC 350-30 “General Intangibles Other Than Goodwill," an intangible asset that is acquired either individually or with a group of other assets shall be recognized.  Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as whole, shall be recognized as an expense when incurred.  The intellectual property is determined to have an indefinite useful life and is not subject to amortization. The useful lives of intangible assets are reassessed at each reporting period.  During the nine month period ended 31 August 2014, the Company recorded a write down of $45,000 related to its intangible asset and intellectual property.

Impairment of Long-Lived Assets

Long-lived assets include the website and intangible assets and intellectual property.  Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There has been no impairment as of 31 August 2014.

Research and Development

Research and development expenses are charged to operations as incurred.

Income Taxes

The Company adopted the ASC 740, “Accounting for Income Taxes."  ASC 740 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the interim consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Income (Loss) per Share

In accordance with ASC 260, “Earnings per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  At August 31, 2014, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Estimated fair value of financial instruments

The carrying value of the Company’s interim consolidated financial instruments, consisting of cash, accounts payable, and notes payable approximate their fair value due to the short-term maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or currency risks arising from these financial instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At 31 August 2014, all cash and cash equivalents were insured by agencies of the U.S. Government.

Foreign Currency Translation

The interim consolidated financial statements are presented in U.S. dollars. In accordance with ASC 830 “Foreign Currency Matters,” foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Use of Estimates

The preparation of the Company’s interim consolidated financial statements are in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the amounts reported in these interim consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended 31 August 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None.

ITEM 1A.             RISK FACTORS

Not applicable.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 15, 2014, 4,660 shares of the Company’s common stock were issued for cash proceeds of $4,660.

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

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.                OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the third quarter covered by this Form 10-Q has been reported.

ITEM 6.               EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification – President.
31.2	Section 302 Certification – Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of October, 2014.

PEPTIDE TECHNOLOGIES, INC.

Date: 20 October 2014	By:	/s/ Dennis Cox

	Name:	Dennis Cox
	Title:	President

Date: 20 October 2014	By:	/s/ Baxter Koehn

	Name:	Baxter Koehn
	Title:	Chief Financial Officer