Form 10-K
period 2014-11-30
PEPTIDE TECHNOLOGIES, INC.
filed 2015-03-03
CIK 1357878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

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
Yes  [  ]   No  [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act.
Yes  [  ]   No  [X]

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
Yes  [  ]   No  [X]

Number of shares issued and outstanding of the registrant’s class of common stock as of 30 January 2015: 156,412,660 shares of common stock.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $0.00 based on the average bid and ask as of 30 January 2015.

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Discontinued Operations and New Developments

Since inception, the Company’s business plan was to develop a membership based website art gallery/auction house specifically focused on displaying and selling original artwork.  The Company changed its status from a development stage company to an operating company on 30 November 2009.  Management realized that the results of operations from the sale of artwork was lack-luster, and it was decided to change the Company’s business focus and plan for other strategic opportunities and discontinued the sale of artwork to be effective 25 June 2010.  Effective 26 June 2010, the Company started to focus on a new business development.  On 29 July 2010, the Company's name changed from Online Originals, Inc. to Creenergy Corporation.  The name change was intended to convey a sense of the Company's new business focus as it looked to pursue other opportunities.  Specifically, the Company intended to obtain leases for the exploration and production of oil and gas in northern Canada and the United States.  These objectives have not been realized and the Company has abandoned its efforts in this area.

On 23 August 2011, the Company entered into an Asset Purchase Agreement in which the Company, in exchange for 75,000,000 shares of the Company’s restricted common stock, received all rights and title to proprietary technologies and formulas involving the application of specialty peptides.  On 21 December 2011 the Asset Purchase Agreement was amended and 30,000,000 of the 75,000,000 shares issued were returned to treasury and cancelled.  Having done this, the Company had changed its business focus from obtaining leases for the exploration and production of oil and gas in areas of northern Alberta, Canada, to the manufacturing and distribution of natural peptide solutions to combat the economic burden caused by the zebra and quagga mussels to the hydropower electricity industry.

On 14 December  2011, Peptide Technologies, Inc. agreed to amend the Asset Purchase Agreement dated 23 August 2011.  As a result of the amendment, the purchase price of the assets was reduced from 75,000,000 shares to 45,000,000 shares, and 30,000,000 shares were returned to treasury and cancelled in exchange for payment of half of one percent of all gross monies received by the Company in relation to revenue earned from products derived from the use of all the formulae listed in the Asset Purchase Agreement.  In addition, a monthly stipend of CAD $15,000 per month was to be paid commencing on the receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the Amended Asset Purchase Agreement.  The cancellation of 30,000,000 common shares has been recorded as a recovery of intangible assets and intellectual property.

On 1 May 2014, the Company entered into an agreement whereby the Asset Purchase Agreement and the First Amendment were deemed null and void and the platforms were returned to the original vendor.

On 26 May 2014, Peptide Technologies, Inc. entered into an exclusive global distribution agreement for its AquaNatural Marine coating with All-Sea Coatings Ltd. (a division of All-Sea Enterprises) of North Vancouver, Canada.  This agreement has been replaced with an Asset Purchase Agreement date 14 August 2014.

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

The Company has begun seeking additional business opportunities in order to diversify its interests and operations.

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

Peptide Technologies Inc. was formed on 18 November 2005, for the purpose of engaging in any lawful business and had adopted a plan to engage the sale of art work over the internet.  The Company had minimal revenues.  On 29 July 2010, the Company's name changed from Online Originals, Inc. to CREENERGY Corporation.  The name change was intended to convey a sense of the Company's new business focus as it looks to pursue other opportunities.  Specifically, the Company intended to obtain leases for the exploration and production of oil and gas in northern Alberta, Canada.  The Company was unable to identify any prospects or enter into any leases or agreements.

On 23 August 2011, the Company entered into an Asset Purchase Agreement to acquire intangible assets and intellectual property known as the Peptide Technology Platform.  The Peptide Technology Platform includes the technology platforms for developing a variety of drug candidates and biological solutions for existing problems in humans, animals and the environment.  Effective 12 October 2011, the Company changed its name to Peptide Technologies, Inc. in order to better convey a sense of the Company’s new business focus.

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

The Company’s capital needs consist primarily of expenses related to expenses incurred with maintaining its reporting status and could exceed $50,000 in the next twelve months.  Such funds are not currently committed, and Peptides’ cash as of the date of this Annual Report on Form 10K of approximately $1,300.

Peptide has limited funds and such funds may not be adequate to carry out the business plan.  The Company’s ultimate success depends upon its ability to raise additional capital.  The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing.  If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company.  If not available, Peptides’ operations will be limited to those that can be financed with its modest capital.

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

Peptides may issue further shares as consideration for the cash or assets or services out of its authorized but un-issued common stock that would, upon issuance, represent a majority of the voting power and equity of the Company.  The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace the Company’s management at this time.  Such an occurrence would result in a greatly reduced percentage of ownership of Peptides by its current shareholders, which could present significant risks to investors.

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

Our officers and directors are collectively the beneficial owners of approximately 35% of the outstanding shares of our common stock. As long as our officers and directors collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

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

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our Common Stock is presently traded on the over-the-counter market on the OTCBB.  On 7 August 2008, we were listed on the over the counter bulletin board under the symbol “OLOI”.

Effective on 12 October 2011, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada to change its name from Creenergy Corporation to Peptide Technologies, Inc.

As a result of the change, the Company’s trading symbol, on the Over The Counter Market BBboard was changed to “PEPT.”  During the period of 7 August 2008, through 30 November 2014, our shares have not traded.

(b)  Holders

 As of 30 January 2015, there were approximately ninety-nine (99) holders of record of our common stock.

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

(d)  Securities authorized for issuance under equity compensation plans

None.

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended 30 November 2014 and 2013, the Company made the following sales and issuances of its unregistered securities.

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

On 15 July 2014, the Company issued 4,660 shares of the Company’s restricted common stock for cash proceeds of $4,660.

On 28 July 2014, the Company issued 5,250,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to two directors of the Company for consulting services rendered.  As a result, the Company recorded share-based payment of $5,250 when the stock was issued.

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

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent consolidated financial statements and notes appearing elsewhere in this Form 10-K.

Our registered public accounting firm’s audit report on our consolidated financial statements as of and for the year ended November 30, 2014, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below.

On 23 August 2011, the Company entered into an Asset Purchase to acquire intangible assets and intellectual property known as the Peptide Technology Platform.  The Peptide Technology Platform includes the technology platforms for developing a variety of drug candidates and biological solutions for existing mussel problems in the environment.  Effective 12 October 2011, the Company changed its name to Peptide Technologies, Inc. in order to better convey a sense of the Company’s new business focus.

Peptide Technologies, Inc. is a development stage company that has contracted to realize a 3% Royalty of all Gross Sales & Revenue, to be paid to Peptide Technologies Inc. derived from All-Sea Coatings Ltd.  The Company has begun seeking additional business opportunities in order to diversify its interests and operations.

We have no employees at the present time, other than our Chief Executive Officer/Chief Financial Officer.  We will continue to operate with very limited administrative support as our current officers continue to be responsible for developing and operational duties.  We began accruing salaries for this officer during our fourth quarter of this past fiscal year.  We do not compensate our directors for their time spent on behalf of our Company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

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

We believe we do not have sufficient cash resources to satisfy our needs through the end of 30 November 2015.  Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis.  To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt.  Any sale of additional equity securities will result in dilution to our stockholders.  Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

At 30 November 2014, the Company had a working capital deficit of $797,895 compared to working capital deficit of $1,750,965 at 30 November 2013.  At 30 November 2014, our total assets consisted of cash of $1,319 and a website of $2,500.  This compares with our total assets at 30 November 2013, which consisted of cash of $157, website of $5,833 and intangible assets and intellectual property of $45,000.

At 30 November 2014, our total current liabilities, consisting of accounts payable of $37,152, accrued liabilities of $42,000, payroll taxes payable of $29,652, salaries and benefits payable of $580,000, and notes payable of $110,410.  Whereas, at 30 November 2013, our total current liabilities, consisting of accounts payable of $574,188, accrued liabilities of $27,000, payroll taxes payable of $17,084, salaries and benefits payable of $1,044,000, and notes payable of $88,850.

Result of Operations – New Developments

We recognized a gain of $9,239 from the sale of the non-commercialized re-formulated assets that were developed by the Company during the fiscal year ending 30 November 2014.  Prior to this, we had not received any revenue since our inception of the New Developments which began June 26, 2010.  Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

During the year ended 30 November 2014, we incurred operating expenses of $467,756 compared to operating expenses of $994,706 for the year ended 30 November 2013.  The principal component of losses in 2014 were salaries and bonus of $364,568, professional fees of $68,321, and general and administration of $24,964; compared with the principal component losses in 2013 which were salaries and bonus of $623,084 consulting expense of $302,000, professional fees of $38,170, and general and administration of $30,350.

The net income for the year ended 30 November 2014, was $859,827 compared to a net loss of $995,476 for the year ended 30 November 2013.  From the point of re-entry into the development state on 26 June 2010 to 30 November 2014, we have incurred a net loss of $1,033,870.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Peptide Technologies Inc., a company incorporated in the province of British Columbia on August 5, 2013. All significant inter-company balances and transactions have been eliminated upon consolidation.

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with Accounting Standards Codification (“ASC”) 720-15, “Start-Up Costs”.

Development-Stage Company

During the year ended November 30, 2010, the Company abandoned its previous business of sale of original artwork and re-entered the development stage with its intended new business, which currently has no revenues.  Management expects to sustain losses from operations until such time it can generate sufficient revenues to meet its anticipated cost structure.  The Company is considered a development-stage company in accordance with the ASC 915, “Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues on record.

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

Impairment of Long-Lived Assets

Long-lived assets include the website and intangible assets and intellectual property.  Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There has been no impairment as of November 30, 2014.

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

Basic and Diluted Income (Loss) per Share

In accordance with ASC 260, “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  At November 30, 2014, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At November 30, 2014, all cash and cash equivalents were insured by agencies of the U.S. Government and/or the Canadian Government.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements required by this Item begin on Page F-16 of this Form 10-K.

Peptide Technologies, Inc.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. dollars)
30 November 2014

REPORT OF INDEPENDENT RGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Peptide Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Peptide Technologies, Inc. (a Development Stage Company) as of November 30, 2014, and the related consolidated statements of operations and comprehensive income and loss, cash flows, and stockholders’ equity for the year then ended and cumulative for the period from June 26, 2010 (inception of development stage company operations) to November 30, 2014. Peptide Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The cumulative consolidated statements of operations and comprehensive income and loss, cash flows, and stockholders’ equity include amounts for the period from June 26, 2010 (inception of development stage company operations) to November 30, 2013 which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts  included for the period June 26, 2010 (inception of development stage company operations) to November 30, 2013 is based solely on the reports of other auditors. The consolidated financial statements of Peptide Technologies, Inc. (a Development Stage Company) for the year ended November 30, 2013, were audited by other auditors whose report thereon, dated February 26, 2014, expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peptide Technologies, Inc. (a Development Stage Company) as of November 30, 2014, and the results of its consolidated operations and its cash flows for the year ended November 30, 2014, and cumulative for the period from June 26, 2010 (inception of development stage company operations) to November 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Accountants
Surrey, British Columbia
March 2, 2015

Peptide Technologies, Inc.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. dollars)
30 November 2014

Peptide Technologies, Inc. (A Development Stage Company) Consolidated Balance Sheets (Expressed in U.S. dollars)

	Notes	As at 30 November 2014 $	As at 30 November 2013 $

ASSETS

Current assets
Cash and cash equivalents		1,319	157

Intangible assets and intellectual property	7	-	45,000
Website	3	2,500	5,833

Total assets		3,819	50,990

STOCKHOLDERS’ DEFICIENCY AND LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	4, 6	688,804	1,662,272
Notes payable – related parties	5	110,410	88,850

Total liabilities		799,214	1,751,122

Stockholders’ deficiency
Capital stock	8
Authorized:
675,000,000 common shares, par value $0.001
Issued and outstanding:
30 November 2014 - 156,412,660 common shares
30 November 2013 - 151,123,000 common shares		156,413	151,123
Additional paid-in capital		187,899	148,279
Accumulated deficit		(105,837)	(105,837)
Accumulated deficit during development stage		(1,033,870)	(1,893,697)

Total stockholders’ deficiency		(795,395)	(1,700,132)

Total stockholders’ deficiency and liabilities		3,819	50,990

APPROVED BY THE BOARD:

“Dennis Cox”	“Baxter Koehn”
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

Peptide Technologies, Inc. (A Development Stage Company) Consolidated Statements of Loss and Comprehensive Loss (Expressed in U.S. dollars)

	Notes	For the year ended 30 November 2014 $	For the year ended 30 November 2013 $	Cumulative from re- entering of development stage on 26 June 2010 to 30 November 2014 $

Expenses
Consulting	6, 8	-	302,000	552,975
Salaries and bonus	4, 6	364,568	623,084	1,434,652
General and administration	9	24,964	30,350	77,989
Professional fees		68,321	38,170	220,064
Supplies and materials		9,903	1,102	70,135

Net loss before other items		(467,756)	(994,706)	(2,355,815)

Other items Gain on sale of technology	7	9,239	-	9,239
Forgiveness of debt	4	1,361,000	-	1,361,000
Foreign exchange gain		5,900	3,608	8,014
Write-down of intangible asset	7	(45,000)	-	(45,000)
Interest expense	5	(3,556)	(4,378)	(11,308)

Net income (loss) for the period		859,827	(995,476)	(1,033,870)

Other comprehensive income (loss)
Foreign currency translation adjustment		-	-	(333)

Total comprehensive income (loss) for the period		859,827	(995,476)	(1,034,203)

Basic and diluted comprehensive income (loss) per common share		0.006	(0.007)

Weighted average number of shares outstanding		152,950,241	150,294,589

The accompanying notes are an integral part of these consolidated financial statements.

Peptide Technologies, Inc. (A Development Stage Company) Consolidated Statements of Cash Flows (Expressed in U.S. dollars)

	Notes	For the year ended 30 November 2014 $	For the year ended 30 November 2013 $	Cumulative from re- entering of development stage on 26 June 2010 to 30 November 2014 $

OPERATING ACTIVITIES

Net income (loss) for the period		859,827	(995,476)	(1,033,870)
Adjustments to reconcile net income (loss) to cash used by operating activities
Accrued interest	5	3,556	4,378	11,308
Amortization	3	3,333	3,334	7,500
Foreign exchange gain		(5,900)	(3,608)	(8,014)
Forgiveness of debt		(1,361,000)	-	(1,361,000)
Non-cash consulting expense	8	-	2,000	2,000
Share-based payment	8	5,250	-	13,250
Write-down of intangible assets and intellectual property		45,000	-	45,000
Gain on sale of technology	7	(9,239)	-	(9,239)
Changes in operating assets and liabilities
Decrease in prepaid expenses		-	3,494	2,710
Increase in trades payable and accrued liabilities	4, 6	387,532	931,555	2,049,054

Cash used in operating activities		(71,641)	(54,323)	(281,301)

INVESTING ACTIVITIES

Purchase of website	3	-	-	(10,000)

Cash used in investing activities		-	-	(10,000)

FINANCING ACTIVITIES

Proceeds from issuance of common shares, net of share issuance costs	8	39,660	43,000	160,774
Increase in notes payable – related parties	5	23,904	3,700	91,116
Gain on sale of technology	7	9,239	-	9,239
Contribution by related party		-	-	27,288

Cash from financing activities		72,803	46,700	288,417

Effect of foreign exchange rate changes on cash		-	-	(333)

Increase (decrease) in cash and cash equivalents		1,162	(7,623)	(3,217)
Cash and cash equivalents, beginning of period		157	7,780	4,536

Cash and cash equivalents, end of period		1,319	157	1,319

Supplemental cash flow information (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Peptide Technologies, Inc. (A Development Stage Company) Consolidated Statements of Changes in Stockholders’ Deficiency (Expressed in U.S. dollars)

	Number of shares	Capital stock $	Additional paid-in capital $	Accumulated deficit $	Accumulated deficit during development stage $	Total $

Balances, 30 November 2012	149,078,000	149,078	105,324	(105,837)	(898,221)	(749,656)
Shares issued for
Cash, net of share issuance costs	45,000	45	42,955	-	-	43,000
Contractor services	2,000,000	2,000	-	-	-	2,000
Net loss for the year	-	-	-	-	(995,476)	(995,476)

Balances, 30 November 2013	151,123,000	151,123	148,279	(105,837)	(1,893,697)	(1,700,132)

Shares issued for
Cash, net of share issuance costs	39,660	40	39,620	-	-	39,660
Related party services	5,250,000	5,250	-	-	-	5,250
Net income for the year	-	-	-	-	859,827	859,827

Balances, 30 November 2014	156,412,660	156,413	187,899	(105,837)	(1,033,870)	(795,395)

The accompanying notes are an integral part of these consolidated financial statements.

Peptide Technologies, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. dollars)

1.	NATURE AND CONTINUENCE OF OPERATIONS

1.1	Organization

Peptide Technologies, Inc. (the “Company”) was incorporated in the State of Nevada, United States of America, on 18 November 2005. On 29 July 2010, the Company’s name was changed from Online Originals, Inc. to CREEnergy Corporation. Effective 12 October 2011, the Company’s name was changed from CREEnergy Corporation to Peptide Technologies, Inc. The Company’s year-end is 30 November.

On 5 August 2013, the Company incorporated Pept Peptide Technologies Inc. (“Pept Peptide”), a wholly-owned subsidiary, under the laws of British Columbia, Canada. Pept Peptide currently does not have any transactions from the date of incorporation on 5 August 2013 to 30 November 2014.

1.2	Nature of Operations and Change in Business

Upon inception on 18 November 2005, the Company’s business plan was to develop a membership-based website art gallery and auction house specifically focused on displaying and selling original artwork. The Company changed its status from a development stage company to an operating company on 30 November 2009. Management realized that the results of operations from the sale of artwork lacked luster and decided to change the Company’s business focus and plan for other strategic opportunities. Effective 26 June 2010, the Company became a development stage company focusing on a new business.

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

On 1 May 2014, the Company entered into an agreement whereby the Asset Purchase Agreement and the Amended Asset Purchase Agreement were deemed null and void and the platforms were returned to the original vendor (Note 7).

The Company’s business activities are to focus on the development of all-natural, sustainable solutions to the increasing problem of bio-fouling and the development of safe “green” organic-based anti-fouling products used to combat the rapidly growing problems caused by the attachment of hard fouling agents in marine and freshwater environments. This approach emphasizes minimizing the attachment of hard fouling agents (mussels, barnacles, etc.) and preventing the build-up of any bio-film layer as well.

The Company has developed a non-commercialized, incomplete, re-formulated anti-fouling coating formula which has been sold. The Company business is to realize a 3% royalty of all gross sales and revenue derived from the formula (Note 7).

Peptide Technologies, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. dollars)

1.3	Basis of Going Concern

The accompanying consolidated financial statements as at 30 November 2014 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has had a net income of $859,827 for the year ended 30 November 2014 (30 November 2013 – net loss of $995,476; cumulative – net loss of $1,033,870) and has a working capital deficit of $797,895 at 30 November 2014 (30 November 2013 - $1,750,965).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ended 30 November 2015. However, if the Company is unable to raise additional capital in the near future or meet financing requirements, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

1.4	Basis of Presentation

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

2.1	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Pept Peptide, a company incorporated in the province of British Columbia on 5 August 2013. All significant inter-company balances and transactions have been eliminated upon consolidation.

2.2	Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with Accounting Standards Codification (“ASC”) 720-15, “Start-Up Costs”.

Peptide Technologies, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. dollars)

2.3	Development-Stage Company

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

2.4	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

2.5	Website

In accordance with ASC 350-50, “Website Development Costs”, expenditures during the planning and operating stages of the Company’s website are expensed as incurred. Expenditures incurred during the website application and infrastructure development stage are capitalized and amortized to expense over the website’s estimated useful life of 3 years.

2.6	Intangible Assets

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

2.7	Impairment of Long-Lived Assets

Long-lived assets include the website and intangible assets and intellectual property. Long-lived assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. On 1 May 2014, an impairment loss was recorded on the intangible assets and intellectual property (Note 7).

2.8	Research and Development

Research and development expenses are charged to operations as incurred.

Peptide Technologies, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. dollars)

2.9	Income Taxes

The Company has adopted the ASC 740, “Accounting for Income Taxes”. ASC 740 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

2.10	Basic and Diluted Income (Loss) per Share

In accordance with ASC 260, “Earnings per Share”, the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive. At 30 November 2014, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

2.11	Estimated fair value of financial instruments

The Company’s consolidated financial instruments, consist of cash and cash equivalents, accounts payable and accrued liabilities, and notes payable – related parties.

The carrying values of cash and cash equivalents, and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these instruments.

Notes payable – related parties are recorded at their carrying value.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or currency risks arising from these financial instruments.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At 30 November 2014, all cash and cash equivalents were insured by agencies of the U.S. Government.

2.12	Foreign Currency Translation

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

2.13	Comprehensive Income (Loss)

The Company adopted ASC 220, "Reporting Comprehensive Income". ASC 220 requires that the components and total amounts of comprehensive income (loss) be displayed in the consolidated financial statements beginning in 1998. Comprehensive income (loss) includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Peptide Technologies, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. dollars)

2.14	Use of Estimates

The preparation of the Company’s consolidated financial statements are in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.15	Changes in Accounting Policies

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

2.16	Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern,” which requires management of an entity to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date the financial statements are available to be issued when applicable). ASU No. 2014-15 is effective for fiscal years and interim periods ending after 15 December 2016, with early adoption permissible. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Peptide Technologies, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. dollars)

2.17	Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current year’s presentation.

2.18	Other

The Company consists of one reportable business segment.

The Company paid no dividends during the periods presented.

3.	WEBSITE

As at 30 November	2014			2013
	Cost $	Accumulated amortization $	Net book value $	Cost $	Accumulated amortization $	Net book value $

Website	10,000	7,500	2,500	10,000	4,167	5,833

Total	10,000	7,500	2,500	10,000	4,167	5,833

The Company purchased a website during October 2012 for $10,000. This website has a useful life of three years, and the cost is being amortized over the life of the asset. During the year ended 30 November 2014, the Company recognized amortization expense of $3,333 (2013 - $3,334; cumulative - $7,500) (Note 9).

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As at 30 November	2014 $	2013 $

Accounts payable	37,152	574,188
Accrued liabilities (Note 6)	42,000	27,000
Payroll taxes payable	29,652	17,084
Salaries and benefits payable (Note 6)	580,000	1,044,000

Total trades payable and accrued liabilities	688,804	1,662,272

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.1	Accrued liabilities

Included in accrued liabilities is $32,000 (30 November 2013 - $Nil) of management fees payable to the Chief Executive Officer (“CEO”) of the Company (Note 6).

4.2	Salaries and benefits payable

On 29 May 2014, the former CEO requested that his salary be suspended until further notice. Additionally, he forgave the entire balance of his accrued salary in the amount of $516,000 and accrued bonus in the amount of $300,000 as at 31 August 2014 (Notes 6 and 12).

Peptide Technologies, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. dollars)

On 29 May 2014, a consultant forgave all outstanding fees payable in relation to consulting services rendered in the amount of $545,000 (Notes 6 and 12). This resulted in an aggregate forgiveness of debt of $1,361,000 on 29 May 2014.

5.	NOTES PAYABLE – RELATED PARTY

	2014 $	2013 $
During the year ended 30 November 2010, Fotoview Inc. (“Fotoview”), a company owned and operated by the CEO of the Company, issued a loan of $16,000 to a former director of the Company to purchase 4,000,000 restricted common shares of the Company. Upon the director’s resignation, the 4,000,000 common shares were cancelled and the Company assumed the loan payable to Fotoview. The loan is unsecured, bears no interest, and has no fixed terms of repayment.	16,000	16,000

On 21 September 2011, PSI Services (“PSI”), a business owned and operated by the CEO of the Company, issued a loan of $500 to the Company. The loan is unsecured, bears no interest and has no fixed terms of repayment.	500	500

On 13 November 2011, PSI issued a loan of CAD$45,000 to the Company. The loan is unsecured and bears interest at a rate of 6% per annum. Principal and accrued interest is due on 30 November 2014. During the year ended 30 November 2014, the Company accrued interest expense of $2,462 (2013 - $3,031) (Note 12). The loan payable to PSI as at 30 November 2014 consists of principal and accrued interest of $39,380 (30 November 2013 – $42,710) and $7,204 (30 November 2013 – $5,251), respectively.	46,584	47,961

On 1 June 2012, PSI issued a loan of CAD$20,000 to the Company. The loan is unsecured and bears interest at a rate of 6% per annum. Principal and accrued interest is due on 30 November 2014. During the year ended 30 November 2014, the Company accrued interest expense of $1,094 (2013 - $1,347) (Note 12). The loan payable to PSI as at 30 November 2014 consists of principal and accrued interest of $17,502 (30 November 2013 – $18,982) and $2,624 (30 November 2013 – $1,707), respectively.	20,126	20,689

On 22 October 2013, PSI issued a loan of USD$3,700 to the Company. The loan is unsecured, bears no interest, and has no fixed terms of repayment.	3,700	3,700
	86,910	88,850

Peptide Technologies, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. dollars)

	2014 $	2013 $

Balance carried forward	86,910	88,850
On 21 April 2014, PSI issued a loan of USD$8,000 to the Company. The loan is unsecured, bears no interest, and has no fixed terms of repayment.	8,000	-

On 14 August 2014, PSI issued a loan of USD$9,500 to the Company. The loan is unsecured, bears no interest, and has no fixed terms of repayment.	9,500	-

On 3 November 2014, PSI issued a loan of USD$6,000 to the Company. The loan is unsecured, bears no interest, and has no fixed terms of repayment.	6,000	-
Total related party - notes payable and accrued interest	110,410	88,850

6.	RELATED PARTY TRANSACTIONS

As at 30 November 2014, the amount due to related parties includes $580,000 (30 November 2013 - $1,044,000) payable to past directors and employees of the Company in relation to salaries and benefits earned, and $32,000 (30 November 2013 - $Nil) payable to the CEO of the Company in relation to management fees earned. Of the amount due to related parties, $Nil relates to bonuses payable to the former CEO of the Company (30 November 2013 - $300,000) (Note 4).

During the year ended 30 November 2014, the Company accrued salaries and benefits of $352,000 to officers and employees of the Company (30 November 2013 - $612,000).

On 29 May 2014, the former CEO requested that his salary be suspended until further notice. Additionally, he forgave the entire balance of his accrued salary in the amount of $516,000 and accrued bonus in the amount of $300,000 as at 31 May 2014. As at 30 November 2014, included in salaries and benefits are bonuses of $Nil accrued to the former CEO of the Company during the year ended 30 November 2014 (30 November 2013- $Nil; cumulative - $Nil) (Notes 4 and 12).

Effective 1 December 2013, the Company and a former related party consultant mutually terminated an Advisory Agreement entered into on 1 November 2012. The Company accrued $Nil of consulting fees to the consultant (30 November 2013 - $300,000; cumulative - $545,000).

On 29 May 2014, a former related party consultant forgave all outstanding fees payable in relation to consulting services rendered in the amount of $545,000. As at 30 November 2014 there is $Nil (30 November 2013 - $545,000) outstanding and payable to the consultant for consulting services received (Notes 4 and 12).

Peptide Technologies, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. dollars)

During the year ended 30 November 2013, the Board approved a commission payment program (the “Program”) equal to 30% of gross sales of fouling prevention coatings. Under this Program, the former CEO will receive compensation equal to 20% of gross sales of anti-fouling paint, as recognition of his work in developing the formulas; and an external consultant will receive 10% of gross sales of anti-fouling paint as compensation for sales development. On 28 February 2014, the Board amended the Program to reduce the former CEO’s compensation from 20% to 10% of gross sales of anti-fouling paint. On 29 May 2014, the Program was eliminated by mutual agreement from both parties affected. As a result, no commissions will be earned by either the former CEO or the applicable consultant on gross sales of fouling prevention coatings. As at 30 November 2014, there were $Nil commissions earned (Note 7).

During the year ended 30 November 2014, directors and shareholders of the Company made cash contributions in the amount of $Nil (30 November 2013 - $Nil; cumulative – $27,288).

On 28 July 2014, the Company issued 5,250,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to two directors of the Company for consulting services rendered. As a result, the Company recorded professional fees of $5,250 when the stock was issued (Note 8).

7.	INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

On 23 August 2011, the Company entered into the Asset Purchase Agreement to acquire intangible assets and intellectual property known as the Peptide Technology Platforms (the “Platforms”) in exchange for 75,000,000 common shares of the Company (issued on 23 August 2011) (Note 1).

On 14 December 2011, the Company entered into an amended agreement amending the Asset Purchase Agreement (the “Amended Asset Purchase Agreement”) and, as a result, a total of 30,000,000 common shares were returned to treasury and cancelled (Note 1) in exchange for payment of half of one percent of all gross monies received by the Company in relation to revenue earned from products derived from the use of all the formulae listed in the Assets Purchase Agreement. In addition, a monthly stipend of CAD $15,000 per month is to be paid commencing on the receipt of monies from the first contract signed to purchase products derived from the use of the formulae for a period of five years from the date of the Amended Asset Purchase Agreement. The cancellation of 30,000,000 common shares has been recorded as a recovery of intangible assets and intellectual property.

On 1 May 2014, the Company entered into an agreement whereby the Asset Purchase Agreement and the Amended Asset Purchase Agreement were deemed null and void and the platforms were returned to the original vendor (Note 1).

During the year ended 30 November 2014, the Company recorded a write down of $45,000 (30 November 2013 - $Nil; cumulative - $45,000) related to its intangible assets and intellectual property (Note 12).

On 20 January 2013, the Board approved the Program equal to 30% of gross sales of fouling prevention coatings. Under this Program, the former CEO will receive compensation equal to 20% of gross sales of anti-fouling paint, as recognition of his work in developing the formulas; and an external consultant will receive 10% of gross sales of anti-fouling paint as compensation for sales development. On 28 February 2014, the Board amended the Program to reduce the former CEO’s compensation from 20% to 10% of gross sales of anti-fouling paint. On 29 May 2014, the Program was eliminated by mutual agreement from both parties affected. As a result, no commissions will be earned by either the former CEO or the applicable consultant on gross sales of fouling prevention coatings. As of 30 November 2014, there were $Nil commissions earned (Note 6).

Peptide Technologies, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. dollars)

On 26 May 2014, the Company entered into an exclusive global distribution agreement with All-Sea Coatings Ltd. (a division of All-Sea Enterprises) of North Vancouver, Canada. This agreement has been replaced with an Asset Purchase Agreement dated 14 August 2014. All-Sea Coatings Ltd. has acquired from Peptide Technologies Inc. the non-commercialized re-formulated assets that were developed by the Company. The Asset Purchase Agreement was settled with an initial CDN$10,000 payment for the non-commercialized re-formulated assets with a further 3% royalty to be paid on all gross sales and revenue derived from the use of the non-commercialized re-formulated assets. If the non-commercialized, or subsequently commercialized, re-formulated assets are subsequently sold by All-Sea Coatings Ltd. 10% of the gross sale price will be payable to the Company.

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

The total issued and outstanding capital stock is 156,412,660 common shares with a par value of $0.001 per common share. During the years ended 30 November 2014 and 2013, the Company issued common shares as follows:

a)	On 10 April 2013, the Company issued 20,000 shares of the Company’s restricted common stock for cash proceeds of $20,000. The Company paid $2,000 in share issuance costs.

b)	On 26 April 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock at a par value of $0.001 per share to a third party for marketing assistance with the development of the international markets in the South Pacific quadrant for the Company. As a result, the Company recorded consulting expense of $2,000 when the stock was issued (Note 12).

c)	On 18 July 2013, the Company issued 25,000 shares of the Company’s restricted common stock for cash proceeds of $25,000.

d)	On 5 December 2013, the Company issued 10,000 shares of the Company’s restricted common stock for cash proceeds of $10,000.

e)	On 3 March 2014, the Company issued 10,000 shares of the Company’s restricted common shares for cash proceeds of $10,000.

f)	On 11 March 2014, the Company issued 5,000 shares of the Company’s restricted common shares for cash proceeds of $5,000.

Peptide Technologies, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. dollars)

g)	On 3 April 2014, the Company issued 10,000 shares of the Company’s restricted common stock for cash proceeds of $10,000.

h)	On 15 July 2014, the Company issued 4,660 shares of the Company’s restricted common stock for cash proceeds of $4,660.

i)	On 28 July 2014, the Company issued 5,250,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to two directors of the Company for consulting services rendered. As a result, the Company recorded professional fees of $5,250 when the stock was issued (Note 6).

9.	GENERAL AND ADMINISTRATION EXPENSES

	Year ended 30 November 2014 $	Year ended 30 November 2013 $	Cumulative from re-entering of development stage on 26 June 2010 to 30 November 2014 $

Amortization (Note 3)	3,333	3,334	7,500
Bank charges	226	202	1,510
Dues and subscription	-	575	575
Filing fees	9,304	6,428	20,774
Meals and entertainment	-	254	254
Office	1,494	2,447	8,237
Penalties (Notes 4, 10 and 11)	25	10,000	10,025
Transfer agent	810	655	4,311
Rent	939	1,233	2,172
Share-based payment (Notes 8 and 12)	5,250	-	13,250
Telecommunication	2,846	2,566	5,839
Travel	-	2,656	2,656
Website	737	-	886
Total general and administration expenses	24,964	30,350	77,989

10.	INCOME TAXES

10.1	Provision for income taxes

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. During the years ended 30 November 2014 and 2013, these differences result from the following items:

	2014 $	2013 $

Income (loss) before income taxes	859,827	(995,476)
Federal income tax rates	35.00%	35.00%

Income tax (recovery) based on the above rates	300,940	(348,417)
Non–deductible items	15,750	44
Change in valuation allowance	(316,690)	348,373

Income tax expense	-	-

Peptide Technologies, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. dollars)

10.2	Deferred tax balances

The composition of the Company’s deferred tax assets as at 30 November 2014 and 2013 are as follows:

	2014 $	2013 $

Net income tax operating loss carry-forward	1,071,079	1,975,908

Deferred tax assets	374,878	691,568
Valuation allowance	(374,878)	(691,568)

Deferred tax assets (liabilities)	-	-

As at 30 November 2014, the Company has a total non-capital loss carryforward balance of $1,071,079 (30 November 2013 - $1,975,908), which has expiry dates between the years of 2025 to 2034.

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

On 19 May 2014, the Company renewed/extended the Agreement with BB&TCM. The extension runs from 1 May 2014 through 1 May 2016 (24 months). All other provisions of the engagement remain unchanged.

b)	The Company is in the process of completing its income tax filings. During the year ended 30 November 2013 the Company accrued $10,000 related to potential penalties associated with certain of its income tax filings. However, there is no assurance that additional interest and penalties will not be assessed (Notes 4 and 10).

c)	The Company is committed to making payments related to its notes payable – related parties (Note 5).

Peptide Technologies, Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements (Expressed in U.S. dollars)

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company made the following cash payments for interest and income taxes:

Year ended 30 November	2014 $	2013 $

Interest paid	-	-
Taxes paid	-	-

Total cash payments	-	-

On 26 April 2013, the Company issued 2,000,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to a third party for marketing assistance with the development of the international markets in the South Pacific quadrant for the Company. As a result, the Company recorded consulting expense of $2,000 when the stock was issued (Note 8).

During the year ended 30 November 2014, the Company accrued interest expense of $2,462 (2013 - $3,031) in relation to a loan of CAD$45,000 issued by PSI on 13 November 2011. The loan is unsecured and bears interest at a rate of 6% per annum (Note 5).

During the year ended 30 November 2014, the Company accrued interest expense of $1,094 (2013 - $1,347) in relation to a loan of CAD$20,000 issued by PSI on 1 June 2012. The loan is unsecured and bears interest at a rate of 6% per annum (Note 5).

During the year ended 30 November 2014, the Company recorded a write down of $45,000 (30 November 2013 - $Nil; cumulative - $45,000) related to its intangible assets and intellectual property (Note 7).

On 29 May 2014, the former CEO requested that his salary be suspended until further notice. Additionally, he forgave the entire balance of his accrued salary in the amount of $516,000 and accrued bonus in the amount of $300,000 as at 30 November 2014 (Notes 4 and 6).

On 29 May 2014, a consultant forgave all outstanding fees payable in relation to consulting services rendered in the amount of $545,000 (Notes 4 and 6).

On 28 July 2014, the Company issued 5,250,000 fully vested shares of the Company’s restricted common stock at a par value of $0.001 per share to two directors of the Company for consulting services rendered. As a result, the Company recorded professional fees of $5,250 when the stock was issued (Notes 6 and 8).

13.	SUBSEQUENT EVENTS

There have been no reportable events which have occurred during the period from the year ended 30 November 2014 to the date the consolidated financial statements were available to be issued on 2 March 2015.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of 19 January 2015 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Our management, with the participation of the President and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of 30 November 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of 30 November 2014, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency:

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company, as of the date of this filing:

Name	Age	Offices Held
Dennis Cox	69	President
Baxter Koehn	66	Secretary/Treasurer, CEO, CFO

During the 2 years ended November 30, 2014, we had the following changes in management:

  Effective July 22, 2014 a letter of resignation tendered by Mr. Bruce Sellars as Vice President of Operations & Communications was accepted.
  Effective July 28, 2014 a letter of resignation tendered by Mr. Erik Odeen as Chief Financial Officer for the Company and all its subsidiaries, and Secretary/Treasurer and from the Board of Directors of the Company was accepted.
  Effective July 28, 2014, Mr. Selwyn Dennis Cox has been appointed to the Board of  Directors of the  Company to serve until he resign or his successors be elected by the shareholders of the Company or appointed by the Board of Directors.
  Effective July 28, 2014, Mr. Brian (Baxter) Koehn has been appointed to the Board of Directors of the Company to serve as Secretary/Treasurer until he resign or his successors be elected by the shareholders of the Company or appointed by the Board of Directors.  Baxter Koehn was also appointed to serve as Chief Financial Officer of the Company
  Effective August 8, 2014, a letter of resignation tendered by Scott McKinley as Director of the Company and as Chief Executive Officer and Chief Operating Officer was accepted.
  Effective August 8, 2014, Baxter Koehn has been appointed Chief Executive Officer of the Company until he resigns or his successor be elected by the shareholders of the Company or appointed by the Board of Directors.  Baxter Koehn is also presently a member of the Board of Directors serving as Chief Financial Officer and Secretary/Treasurer of the Company.
  Effective August 8, 2014, Mr. Selwyn Dennis Cox has been appointed President of the  Company  to serve  until he resign or his successors be elected  by the shareholders of the Company or appointed by the Board of Directors.  Dennis Cox is also presently a member of the Board of Directors of the Company.

Dr. Dennis Cox, President

Mr. Dennis Cox is a retired business consultant who has served in various management positions.  He has over 35 years experience working in various manufacturing and service oriented companies.  Early in his career, Mr. Cox joined Canadian Forest Products Ltd. (CFP) a large building products company producing plywood and hard board paneling, in New Westminster, British Columbia.  Mr. Cox has held a wide variety of positions with CFP: including Buyer, Senior Buyer, Mill Stores and Maintenance Coordinator and Shipper.

Prior to retiring, Mr. Cox was a consultant for Industrial Equipment Company Ltd. (IECO) located in Delta, British Columbia, a large bearing distributor and carrying a full range of power transmission, material handling, fluid power and other related products.

Mr. Baxter Koehn, BA, AMA, EA,

Mr. Baxter Koehn, BA, AMA, EA, is a seasoned executive with over 30 years experience in corporate management, financial leadership, international manufacturing & distribution operations.  He manages a consulting practice which provides financial management and strategic-planning advisory services to both individuals and privately-held  company clients.  Duties with the company have included international marketing, the buying and selling of businesses and business interests as well as developing strategies for acquiring financing and market share.

Family Relationships

None as of November 30, 2014.

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

The Company’s CFO, Baxter Koehn, is the financial expert serving on the Board of Directors.

Code of Conduct and Code of Ethics for Senior Management

The Company has implemented a Code of Conduct and A Code of Ethics for Senior Management, which are both located on our website www.peptidetechnologiesinc.com ..  The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC and BCSC, and compliance with applicable governmental laws and regulations. We believe our codes are reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the codes.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended November 30, 2014, there were no filing delinquencies.

ITEM 11.   EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid (or accrued) by us during the year ended November 30, 2014 and 2013, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO).

Name and Principal Position	Fiscal Year	Salary Earned or Paid ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation* ($)	Totals ($)

Scott McKinley Chief Executive Officer, Chief Operating Officer, Chairman	2014 2013 2012	$ $ $	150,000 (1) 300,000 (1) 75,000 (1)	- - $300,000 (1)	- - -	- - -	- - -	- - -	- - -	$ $ $	150,000 300,000 375,000

Erik Odeen Chief Financial Officer, Secretary, Treasurer (effective August 31, 2012 thru July 28, 2014 )	2014 2013 2012	$ $ $	160,000 240,000 60,000	- - -	- - $5,000	- - -	- - -	- - -	- - -	$ $ $	160,000 240,000 65,000

Bruce Sellars Vice President of Operations & Communication (effective November 1, 2012 thru July 22, 2014 )	2014 2013 2012	$ $ $	42,000 72,000 6,000	- - -	- - -	- - -	- - -	- - -	- - -	$ $ $	42,000 72,000 6,000

Baxter Koehn Chief Executive Officer, Chief Financial Officer,	2014		$32,000	-	$5,000	-	-	-	-		$37,000

(1) On May 29, 2014, the former CEO forgave the entire balance of his accrued salary in the amount of $516,000 and accrued bonus in the amount of $300,000 as at 31 May 2014.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of 30 November 2014, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s common stock.  As of 30 November 2014, there were 156,412,660 shares of common stock outstanding.

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

The table also shows the number of shares beneficially owned as of November 30, 2014 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent Of Common Stock

Dennis Cox	President	5,250,900	03.36%
Baxter Koehn	Chief Financial Officer, Secretary, Treasurer	50,000,000	31.96%
	Total Officer and Directors	55,250,000	35.32%

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d) (1).  Based on 156,412,660 shares of common stock issued and outstanding.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our former auditors James Stafford Inc. for professional services rendered for the audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10Q during the fiscal year ended 30 November 2014 and 2013 were $24,887 and $20,829, respectively.

Audit Related Fees

We incurred no fees to auditors for audit related fees during the fiscal years ended 30 November 2014 and 2013.

Tax Fees

We incurred approximately $8,816 and $0 in fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended 30 November 2014 and 2013, respectively.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" and “Tax Fees” for the fiscal years ended 30 November 2014 and 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of February, 2015.

PEPTIDE TECHNOLOGIES, INC.

Date: 27 February 2015	By:	/s/ Dennis Cox
	Name:	Dennis Cox
	Title:	President

Date: 27 February 2015	By:	/s/ Baxter Koehn
	Name:	Baxter Koehn
	Title:	Chief Financial Officer