Form 10-Q
period 2017-06-30
Eternelle Skincare Products Inc.
filed 2017-08-07
CIK 1357878

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

Commission File No. 000-53230

ETERNELLE SKINCARE PRODUCTS INC.
(Name of small business issuer as specified in its charter)

Nevada	98-0479983
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5348 Vegas Drive #177
Las Vegas, NV 89108
(Address of principal executive offices)

(702) 948-8893
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2017
Common stock, $0.001 par value	156,062,660

ETERNELLE SKINCARE PRODUCTS INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Registration Statement on Form 10-12G for the year ended March 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending March 31, 2018.

ETERNELLE SKINCARE PRODUCTS INC.
BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	March 31, 2017
ASSETS

Website	$16,000	$—

Total Assets	$16,000	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$37,230	$37,230
Related party advances	46,366	13,263
Accrued compensation	221,192	221,192
Other accrued liabilities	10,000	10,000
Total Current Liabilities	314,788	281,685

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 156,062,660 shares issued and outstanding	156,413	156,413
Additional paid-in capital	692,413	692,413
Accumulated deficit	(1,147,614)	(1,130,511)
Total Stockholders’ Deficit	(298,788)	(281,685)
Total Liabilities and Stockholders’ Deficit	$16,000	$—

The accompanying notes are an integral part of these unaudited financial statements.

ETERNELLE SKINCARE PRODUCTS INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	June 30,
	2017	2016
Operating Expenses
General and administrative	$17,103	$—
Total Operating Expenses	17,103	—

Operating Loss	(17,103)	—

Net Loss	$(17,103)	$—

Basic and Diluted Loss per Common Share	$—	$—
Weighted Average Number of Common Shares Outstanding	156,062,660	156,062,660

The accompanying notes are an integral part of these unaudited financial statements.

ETERNELLE SKINCARE PRODUCTS INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(17,103)	$—
Net cash used for operating activities	(17,103)	—

Cash Flows From Investing Activities:
Website development	(16,000)	—
Net cash used for investing activities	(16,000)	—

Cash Flows From Financing Activities:
Related party advances	33,103	—
Net cash provided by financing activities	33,103	—

Change in cash and equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

ETERNELLE SKINCARE PRODUCTS INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Eternelle Skincare Products Inc. (the “Company” or “Eternelle”) was incorporated in the State of Nevada, United States of America, on November 18, 2005.

The Company’s plan is to build a state-of-the-art online store with a direct marketing and sales funnel aimed at targeted channels, using internet, social media, and content marketing. The skincare space is well-suited for direct-to-consumer sales, and there are several channels that Eternelle will leverage to introduce its unique branding and creative advertising assets. In addition to basic social media strategies, management intends to engage top influencers in the skincare space.

The Company is currently negotiating with the intent to engage a cosmetic and skincare manufacturer to produce peptide-based proprietary products. Given the complexity of global shipping, the Company plans to partner with a name brand distributor to deliver its products.

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2017 included within the Company’s Form 10-12G as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,147,614 as of June 30, 2017. The Company also has excess liabilities over assets of $298,788. These factors raise doubt about the Company’s ability to continue as a going concern.

Management’s plans are to actively seek capital to enable the Company to add new products and/or services to ultimately achieve profitability. However, management cannot provide assurance that they can raise sufficient capital and whether the Company will ultimately achieve profitability, become cash flow positive, or raise additional debt and/or equity capital. If the Company is unable to raise additional capital in the near future or meet financing requirements, management expects that the Company will need to curtail operations, seek additional capital on less favorable terms, and/or pursue other remedial measures.

These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company become unable to continue as a going concern.

NOTE 4 –SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related disclosures have been prepared in accordance with U.S. GAAP applicable to interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments, consisting of only those of a normal recurring nature, considered necessary for a fair presentation of the financial position and interim results of Eternelle as of and for the periods presented have been included. Results for interim periods are not necessarily indicative of those that may be expected for a full year.

The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the financial statements do not include all disclosures required by U.S. GAAP. The financial information included herein should be read in conjunction with Eternelle’s financial statements and related notes for the year ended March 31, 2017 as filed in the Company’s Registration Statement on Form 10-12G.

Revenue Recognition

Revenue is recognized on a gross basis upon shipment or upon receipt of products by the customer, depending on the agreed-upon terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs. The Company expects to begin recognizing revenue in the fourth quarter of this fiscal year.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and depreciated over the website’s estimated useful life of three (3) years.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of the ASC. The Company believes those updates issued-to-date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) advanced $33,103 to the Company during the three months ended June 30, 2017 to pay for website development costs and operating expenses. The advances are due on demand and carry no interest. The related-party advances totaled $46,366 and $13,263 as of June 30, 2017 and March 31, 2017, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report, “Company,” “our company,” “us,” and “our” refer to Eternelle Skincare Products Inc., unless the context requires otherwise.

Forward-Looking Statements

The following information contains certain forward-looking statements. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “could,” “expect,” “estimate,” “anticipate,” “plan,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Business of Issuer

The business of Eternelle Skincare Products Inc. (the “Company” or “Eternelle”) is to develop and market skincare products. Peptides are the latest innovation in skincare as science has proven that peptides can help manage wrinkles in skin and reverse the signs of aging. Using proprietary peptide blends, the Company has a number of skincare products that demonstrate strong efficacy in providing youthful, healthy skin and significant anti-aging benefits to both women and men.

Our skincare products address various skincare needs. These products include moisturizers and serums for the face and around the eyes.

1.	Skin Brightener – A unique pigment clarifying serum that addresses uneven production of melanin. It synergistically targets areas of hyper pigmentation.

2.	Vitamin C Peptide – Plant-based collagen serum created to resist damage from aging, sun damage, and environmental exposure.

3.	Skin Moisturizer – A super fruit, antioxidant rich crème that contains age defying peptides and vitamin C that significantly minimizes visible signs of aging.

We are using internationally recognized experts in the manufacturing of specialized, professional quality products that meet the demands of day and resort spa, medical spa and eco spa markets. With profound knowledge and expertise in cosmetic chemistry and professional skincare, this supplier has established itself as a leader in cutting edge formulations and product innovation in the field of skincare.

The Company is currently negotiating with the intent to engage a cosmetic and skincare manufacturer to produce peptide-based proprietary products. This manufacturer offers custom product formulation and manufacturing, allowing our Company to develop proprietary blends in order to privately brand our collection. Our Company formulations have been developed.

Our products will be manufactured in accordance with Good Manufacturing Procedures (GMP). The manufacturer follows the recommendations of the United States Food and Drug Administration and Health Canada and also adheres to the Quality Assurance Guidelines of the Cosmetic, Toiletry, and Fragrance Association. These guidelines enable us to guarantee the consistency and quality of our products from batch to batch. The manufacturer performs toxicity, microbiological, temperature, and stability tests on all formulations.

Every product has been researched and tested by our supplier’s manufacturing team before it is approved for sale.  In accordance with the manufacturer’s company policy, they do not test on animals. All botanicals are selected for freshness, purity of source, quality and potency.

Financial Results and Trends

Results of Operations for the Three Months Ended June 30, 2017 and 2016

At present, the Company has no revenue. Net loss increased from $0 for the three months ended June 30, 2016 to $17,103 for the three months ended June 30, 2017 due to higher general and administrative expenses.

Liquidity and Capital Resources

The Company requires significant cash to launch its business and reduce its payables.  The Company’s primary sources of liquidity and capital resources have been related-party advances, which are not sufficient prospectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  We are actively seeking to raise additional debt and/or equity capital to add new products and/or services to commence material operations.  If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operation.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(17,103)	$—
Investing activities	$(16,000)	$—
Financing activities	$33,103	$—

Operating Activities

Cash used in operating activities was $17,103 and $0 for the three months ended June 30, 2017 and 2016, respectively. The increase in cash used in operating activities was primarily due to a higher net loss.

Investing Activities

Cash used in investing activities was $16,000 and $0 for the three months ended June 30, 2017 and 2016, respectively. The increase in cash used in investing activities was primarily due to website development costs.

Financing Activities

Cash provided by financing activities was $33,103 and $0 for the three months ended June 30, 2017 and 2016, respectively. The increase in cash provided by financing activities was primarily due to higher related party advances.

Off-Balance Sheet Arrangements

None.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Registration Statement on Form 10-12G, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no material changes in market risk from those described in “Item 2—Quantitative and Qualitative Disclosures about Market Risk” of our Registration Statement on Form 10-12G.

ITEM 4. CONTROLS AND PROCEDURES

This report includes the certification of our Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations revered to in those certifications.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer and the Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of our Annual Report on Form 10-K for the year ended March 31, 2018, our Chief Executive Officer and Chief Financial Officer will evaluate the effectiveness of our internal control over financial reporting as of March 31, 2018.

Inherent Limitations on Internal Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Limitations inherent in any control system include the following:

●	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes;

●	Controls can be circumvented by individuals, acting alone or in collusion with others, or by management override;

●	The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions;

●	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures; and

●	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2017, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended June 30, 2017, Eternelle did not sell any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

Exhibits

3.0	Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.1	Amended Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.2	Amended Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.3	Corporate Bylaws. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

10.1	Advance from Baxter Koehn to Eternelle Skincare Products Inc. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Eternelle Skincare Products Inc.

Date: August 7, 2017	By:	/s/ Baxter Koehn
Baxter Koehn
Chief Executive Officer and Chief Financial Officer