Form 10-Q
period 2017-09-30
Eternelle Skincare Products Inc.
filed 2017-11-07
CIK 1357878

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2017
Common stock, $0.001 par value	156,062,660

ETERNELLE SKINCARE PRODUCTS INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
TABLE OF CONTENTS

 PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Registration Statement on Form 10-12G for the year ended March 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending March 31, 2018.

ETERNELLE SKINCARE PRODUCTS INC.
BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	March 31, 2017
ASSETS

Current Assets
Cash and cash equivalents	$3,306	$—
Total Current Assets	3,306	—

Website	16,000	—

Total Assets	$19,306	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$42,230	$37,230
Related-party advances	52,799	13,263
Accrued compensation	221,192	221,192
Other accrued liabilities	10,000	10,000
Total Current Liabilities	326,221	281,685

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 156,062,660 shares issued and outstanding	156,063	156,063
Additional paid-in capital	692,763	692,763
Accumulated deficit	(1,155,741)	(1,130,511)
Total Stockholders’ Deficit	(306,915)	(281,685)
Total Liabilities and Stockholders’ Deficit	$19,306	$—

The accompanying notes are an integral part of these unaudited financial statements.

ETERNELLE SKINCARE PRODUCTS INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating Expenses
General and administrative	$8,144	$21	$25,247	$21
Total Operating Expenses	8,144	21	25,247	21

Operating Loss	(8,144)	(21)	(25,247)	(21)

Other Income
Foreign currency gain	17	—	17	—
Net Loss	$(8,127)	$(21)	$(25,230)	$(21)

Basic and Diluted Loss per Common Share	$—	$—	$—	$—
Weighted Average Number of Common Shares Outstanding	156,062,660	156,062,660	156,062,660	156,062,660

The accompanying notes are an integral part of these unaudited financial statements.

ETERNELLE SKINCARE PRODUCTS INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(25,230)	$(21)
Changes in operating assets and liabilities:
Accounts payable	5,000
Net cash used for operating activities	(20,230)	(21)

Cash Flows From Investing Activities:
Website development	(16,000)	—
Net cash used for investing activities	(16,000)	—

Cash Flows From Financing Activities:
Related-party advances	39,536	21
Net cash provided by financing activities	39,536	21

Increase in cash and equivalents	3,306	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$3,306	$—

The accompanying notes are an integral part of these unaudited financial statements.

ETERNELLE SKINCARE PRODUCTS INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Eternelle Skincare Products Inc. (the “Company” or “Eternelle”) was incorporated in the State of Nevada, United States of America, on November 18, 2005.

The Company’s business is to develop and market skincare products. Its plan is to build a state-of-the-art online store with a direct marketing and sales funnel aimed at targeted channels, using internet, social media, and content marketing. The Company’s marketing approach uses vetted channels that encompass several steps to gauge performance data from marketing tests against other campaigns in real-time with the ability to modify content delivery to targeted consumers immediately. The Company will engage a team with proprietary algorithmic software to assist in making these marketing decisions. Management believes this will provide the Company a distinct advantage over other companies that outsource marketing and advertising efforts to third parties.

The skincare space is well-suited for direct-to-consumer sales, and there are several channels that Eternelle will leverage to introduce its unique branding and creative advertising assets. Creating brand visibility, along with the back-end support to process orders, is one of Eternelle’s key strengths over smaller competitors in the space. In addition, Eternelle will create a brand that allows visibility and awareness to be molded organically, thereby increasing the brand’s value quickly.

The Company is currently negotiating with the intent to engage a cosmetic and skincare manufacturer, as well as developing its marketing and sales strategy. The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital to carry out its plan of operation and competition from existing consumer product companies.

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

Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2017 included within the Company’s Form 10-12G as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,155,741 as of September 30, 2017. The Company also has excess liabilities over assets of $306,915. These factors raise doubt about the Company’s ability to continue as a going concern.

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

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. As the website was recently completed, we will begin amortizing website costs in October 2017.

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

NOTE 5 – RELATED-PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) advanced $39,536 to the Company during the six months ended September 30, 2017 to pay for website development costs and operating expenses. The advances are due on demand and carry no interest. The related-party advances totaled $52,799 and $13,263 as of September 30, 2017 and March 31, 2017, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company’s CEO advanced additional funds totaling $8,376 to pay for operating costs.

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

Business of Issuer

The business of Eternelle Skincare Products Inc. (the “Company” or “Eternelle”) is to develop and market skincare products. Peptides are the latest innovation in skincare as science has proven that peptides can help manage wrinkles in skin and reverse the signs of aging. Using proprietary peptide blends, the Company is developing a number of skincare products that demonstrate strong efficacy in providing youthful, healthy skin and significant anti-aging benefits to both women and men.

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

Our Company has developed its proprietary skincare formulations, and we will use internationally recognized experts in the manufacturing of specialized, professional quality products that meet the demands of day and resort spa, medical spa, and eco spa markets.

We’re currently negotiating with the intent to engage a cosmetic and skincare manufacturer. With profound knowledge and expertise in cosmetic chemistry and professional skincare, this manufacturer has established itself as a leader in cutting edge formulations and product innovation in the field of skincare.

This manufacturer offers custom product formulation and manufacturing, allowing our Company to develop proprietary blends in order to privately brand our collection.

This supplier manufactures products in accordance with Good Manufacturing Procedures (GMP). It also follows the recommendations of the United States Food and Drug Administration and Health Canada and also adheres to the Quality Assurance Guidelines of the Cosmetic, Toiletry, and Fragrance Association. These guidelines enable us to guarantee the consistency and quality of our products from batch to batch. The manufacturer performs toxicity, microbiological, temperature, and stability tests on all formulations. They do not test on animals, and they select all botanicals for freshness, purity of source, quality, and potency. Every product will be researched and tested by the supplier’s manufacturing team before it is approved for sale.

We expect to launch our products by March 2018.

Financial Results and Trends

Results of Operations for the Six Months Ended September 30, 2017 and 2016

At present, the Company has no revenue. Net loss increased from $21 for the six months ended September 30, 2016 to $25,230 for the six months ended September 30, 2017 due to higher general and administrative expenses.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(20,230)	$(21)
Investing activities	$(16,000)	$—
Financing activities	$39,536	$21

Operating Activities

Cash used in operating activities was $20,230 and $21 for the six months ended September 30, 2017 and 2016, respectively. The increase in cash used in operating activities was primarily due to a higher net loss.

Investing Activities

Cash used in investing activities was $16,000 and $0 for the six months ended September 30, 2017 and 2016, respectively. The increase in cash used in investing activities was primarily due to website development costs.

Financing Activities

Cash provided by financing activities was $39,536 and $21 for the six months ended September 30, 2017 and 2016, respectively. The increase in cash provided by financing activities was primarily due to higher related-party advances.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2017, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the six months ended September 30, 2017, Eternelle did not sell any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective November 7, 2017, Dennis Cox, who served as President and a Director of Eternelle, has resigned as President. Mr. Cox will remain as a Director.

On November 7, 2017, Byron Striloff was appointed to serve as President of Eternelle. Mr. Byron Striloff spent 35 years as a senior investment advisor in the areas of personal and corporate investment management, tax planning, venture capital, insurance, and estate planning. He was a producing branch manager and has held senior management and directorship positions for various national investment dealers. His most recent account executive position as a senior personal and corporate investment advisor from 2012 through January 2016 was with CIBC Wood Gundy. He is also presently a Director of Nationwide Self Storage and a Trustee for Valhalla Diamond Trust.

His primary area of specialization is the development of financial strategies that optimize investment performance from long-term trends, tax minimization, and wealth creation for individuals and businesses. He is also a master qualified member of the Dent Foundation and frequently speaks at public seminars on demographic economic forecasting.

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

Registrant	Eternelle Skincare Products Inc.

Date: November 7, 2017	By:	/s/ Baxter Koehn
Baxter Koehn
Chief Executive Officer and Chief Financial Officer