Form 10-Q
period 2017-12-31
Eternelle Skincare Products Inc.
filed 2018-02-08
CIK 1357878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2018
Common stock, $0.001 par value	116,862,660

ETERNELLE SKINCARE PRODUCTS INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

 PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Registration Statement on Form 10-12G for the year ended March 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that can be expected for the year ending March 31, 2018.

ETERNELLE SKINCARE PRODUCTS INC.

BALANCE SHEETS

(UNAUDITED)

	December 31, 2017	March 31, 2017
ASSETS

Current Assets
Cash and cash equivalents	$3,767	$—
Total Current Assets	3,767	—

Website	14,656	—

Total Assets	$18,423	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$43,726	$37,230
Related-party advances	60,861	13,263
Accrued compensation	221,192	221,192
Other accrued liabilities	10,000	10,000
Total Current Liabilities	335,779	281,685

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 116,862,660 and 156,062,660 shares issued and outstanding as of December 31, 2017 and March 31, 2017, respectively	116,863	156,063
Additional paid-in capital	731,963	692,763
Accumulated deficit	(1,166,182)	(1,130,511)
Total Stockholders’ Deficit	(317,356)	(281,685)
Total Liabilities and Stockholders’ Deficit	$18,423	$—

The accompanying notes are an integral part of these unaudited financial statements.

ETERNELLE SKINCARE PRODUCTS INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Operating Expenses
General and administrative	$10,254	$2,214	$35,501	$2,235
Total Operating Expenses	10,254	2,214	35,501	2,235

Operating Loss	(10,254)	(2,214)	(35,501)	(2,235)

Other Expense
Foreign currency loss	(187)	—	(170)	—
Net Loss	$(10,441)	$(2,214)	$(35,671)	$(2,235)

Basic and Diluted Loss per Common Share	$—	$—	$—	$—
Weighted Average Number of Common Shares Outstanding	120,739,583	156,062,660	144,331,273	156,062,660

The accompanying notes are an integral part of these unaudited financial statements.

ETERNELLE SKINCARE PRODUCTS INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(35,671)	$(2,235)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation and amortization	1,344
Changes in operating assets and liabilities:
Accounts payable	6,496
Net cash used for operating activities	(27,831)	(2,235)

Cash Flows From Investing Activities:
Website development	(16,000)	—
Net cash used for investing activities	(16,000)	—

Cash Flows From Financing Activities:
Related-party advances	47,598	2,235
Net cash provided by financing activities	47,598	2,235

Increase in cash and equivalents	3,767	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$3,767	$—

The accompanying notes are an integral part of these unaudited financial statements.

ETERNELLE SKINCARE PRODUCTS INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

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

In November 2017, Byron Striloff joined the management team as President of Eternelle. Mr. Byron Striloff brings over 35 years of experience in corporate and financial planning to the Company. Refer to Part II, Item 5 of this Form 10-Q for additional information about Mr. Byron Striloff. Additionally, as the Company grows, it will continue to expand its management team, as well as engage external consultants, to direct and manage the Company’s strategic growth.

The Company has identified a cosmetic and skincare manufacturer and has agreed upon product formulations, the design and sourcing of packaging, and product costs. The Company does not intend to enter into a long-term master supply agreement with the manufacturer. Rather, orders will be placed through individual purchase orders as needed. The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital to carry out its plan of operation and competition from existing consumer product companies.

The majority of manufacturing, distribution, marketing, and sales operations will be outsourced. However, strategic planning and development will be performed internally by the Company. This includes, but is not limited to, developing our catalog of products, developing proprietary skincare formulations, pricing our products, deciding which markets to target, deciding which influencers to engage in marketing campaigns, developing sales channels such as our e-commerce sites, determining which marketing initiatives to pursue, and selecting strategic partners and suppliers to advance our business plan

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

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

Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2017 included within the Company’s Form 10-12G as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has no operating revenues and has incurred losses from operations. It also has excess liabilities over assets of $317,356 and requires substantial capital to fund inventory purchases, as well as costs to market its products. These factors raise doubt about the Company’s ability to continue as a going concern.

Management’s plans are to actively seek capital to enable the Company to procure its products to generate revenues and cash flows, and ultimately, achieve profitability. However, management cannot provide assurance that they can raise sufficient capital and whether the Company will ultimately achieve profitability, become cash flow positive, or raise additional debt and/or equity capital. If the Company is unable to raise additional capital in the near future or meet financing requirements, management expects that the Company will need to curtail operations, seek additional capital on less favorable terms, and/or pursue other remedial measures.

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

Revenue Recognition

Revenue is recognized on a gross basis upon shipment or upon receipt of products by the customer, depending on the agreed-upon terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs. The Company expects to begin recognizing revenue in the second quarter of next fiscal year.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization for the nine months ended December 31, 2017 was $1,344.

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

NOTE 5 – RELATED-PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) advanced $47,598 to the Company during the nine months ended December 31, 2017 to pay for website development costs and operating expenses. The advances are due on demand and carry no interest. The related-party advances totaled $60,861 and $13,263 as of December 31, 2017 and March 31, 2017, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

NOTE 7 – STOCKHOLDERS’ DEFICIT

During the three months ended December 31, 2017, the Company’s Board of Directors approved the rescission of 39,200,000 shares of common stock.  Prior to the Company’s change in name and business focus, these shares were issued pending financial compensation to be received by the Company, agreements to be signed between the Company and certain consultants/shareholders, or specific performance by the consultants/shareholders.  As these conditions were ultimately not met by these shareholders, the Board of Directors rescinded these shares. No value was ascribed to the shares cancelled, thus no gain was recorded. As of December 31, 2017, there were 116,862,660 shares issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Company’s CEO advanced additional funds totaling approximately $4,000 to pay for operating costs.

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

The Company has identified a cosmetic and skincare manufacturer and has agreed upon product formulations, the design and sourcing of packaging, and product costs. The Company does not intend to enter into a long-term master supply agreement with the manufacturer. Rather, orders will be placed through individual purchase orders as needed. With profound knowledge and expertise in cosmetic chemistry and professional skincare, this manufacturer has established itself as a leader in cutting edge formulations and product innovation in the field of skincare.

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

We expect to begin production during the first quarter of next fiscal year and to launch our products by the second quarter of next fiscal year.

Financial Results and Trends

Results of Operations for the Nine Months Ended December 31, 2017 and 2016

At present, the Company has no revenue. Net loss increased from $2,235 for the nine months ended December 31, 2016 to $35,671 for the nine months ended December 31, 2017 due to higher general and administrative expenses.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine Months Ended
	December 31
	2017	2016
Net cash (used in) provided by:
Operating activities	$(27,831)	$(2,235)
Investing activities	$(16,000)	$—
Financing activities	$47,598	$2,235

Operating Activities

Cash used in operating activities was $27,831 and $2,235 for the nine months ended December 31, 2017 and 2016, respectively. The increase in cash used in operating activities was primarily due to a higher net loss, partially offset by changes in working capital.

Investing Activities

Cash used in investing activities was $16,000 and $0 for the nine months ended December 31, 2017 and 2016, respectively. The increase in cash used in investing activities was primarily due to website development costs.

Financing Activities

Cash provided by financing activities was $47,598 and $2,235 for the nine months ended December 31, 2017 and 2016, respectively. The increase in cash provided by financing activities was primarily due to higher related-party advances.  During the three months ended December 31, 2017, the Company’s Board of Directors approved the rescission of 39,200,000 shares of common stock.  Refer to Note 7 for further detail.

Off-Balance Sheet Arrangements

None.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Registration Statement on Form 10-12G, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its websitehttp://www.sec.gov.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2017, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the nine months ended December 31, 2017, Eternelle did not sell any unregistered equity securities.

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

Registrant	Eternelle Skincare Products Inc.

Date: February 8, 2018	By:	/s/ Baxter Koehn
Baxter Koehn
Chief Executive Officer and Chief Financial Officer