Form 10-K
period 2018-03-31
PEPTIDE TECHNOLOGIES, INC.
filed 2018-06-21
CIK 1357878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2018

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number: 000-53230

PEPTIDE TECHNOLOGIES, INC.
 (Name of small business issuer as specified in its charter)

Nevada	98-0479983
State of Incorporation	IRS Employer Identification No.

5348 Vegas Drive #177
 Las Vegas, Nevada 89108
 (Address of principal executive offices)

(702) 948-8893
 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company , or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer ,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $0.00 based upon the closing market price as of the close of business on September 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

Number of shares outstanding of the registrant’s common stock as of June 15, 2018: 127,112,660 shares.

PEPTIDE TECHNOLOGIES, INC.
(formerly Eternelle Skincare Products Inc.)
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEARS ENDED MARCH 31, 2018 AND 2017
TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Some of our statements under “Business,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Notes to Financial Statements and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and is under no duty to update any of the forward-looking statements after the date of this report.

PART I

ITEM 1.  BUSINESS.

Business of Issuer

The business of Peptide Technologies, Inc., formerly Eternelle Skincare Products Inc. (the “Company” or “Peptide Technologies”), is to develop and market skincare products. The Company does business as Eternelle Skincare Products. Peptides are the latest innovation in skincare as science has proven that peptides can help manage wrinkles in skin and reverse the signs of aging. Using proprietary peptide blends, the Company is developing a number of skincare products that demonstrate strong efficacy in providing youthful, healthy skin and significant anti-aging benefits to both women and men.

Our skincare products will address various skincare needs. These products include moisturizers and serums for the face and around the eyes.

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

Business Segments

The Company consists of only one reportable business segment.

Employees

The Company does not currently have any employees other than the President and Chief Executive Officer, who are responsible for strategic planning and development, as well as some operational duties.

The majority of manufacturing, distribution, marketing, and sales operations will be outsourced. However, strategic planning and development will be performed internally by the Company. This includes, but is not limited to, developing our catalog of products, developing proprietary skincare formulations, pricing our products, deciding which markets to target, deciding which influencers to engage in marketing campaigns, developing sales channels such as our e-commerce sites, determining which marketing initiatives to pursue, and selecting strategic partners and suppliers to advance our business plans.

Facilities and Properties

The Company does not own its own facilities and is presently renting an identity office at 5348 Vegas Drive #177, Las Vegas, Nevada 89108.

As the production of our products will be outsourced to a manufacturer, the Company has no need for a physical manufacturing facility.

The packaging and labeling of our products for shipping and distribution will also be outsourced. Management plans to outsource the delivery of its products to a name brand distributor who has an advanced fulfillment network. The Company will benefit from the distributor’s expertise in worldwide product delivery. As such, the Company has no need for a warehouse or distribution facility.

Manufacturing and Materials

The primary raw materials that we will use in the manufacture of our products are various botanicals, peptides, and vitamin C. These raw materials are readily available from multiple suppliers and are utilized widely in the cosmetic and skincare industry. The manufacturer will source the raw materials and blend them according to our custom specifications. All products will be supplied by the manufacturer. The manufacturer sources the raw materials and blends them with our custom specifications.

Distribution

We will sell our products primarily through our own e-commerce websites directly to consumers online through Company-owned and operated e-commerce sites. While we expect a majority of our online sales to be generated in the United States, we intend for expansion of online sales growth globally.

Marketing

We intend to build brand awareness and sales through our digital presence, which encompasses e-commerce and m-commerce, as well as digital and social media. We wish to set the standard for online shopping by continually innovating to better meet consumer online shopping preferences (e.g., how-to videos, ratings and reviews, and mobile phone and tablet applications). We will support our e-commerce and m-commerce businesses via digital and social marketing activities designed to build brand equity and consumer engagement. We will support our authorized retailers to strengthen their e-commerce businesses and drive sales of our brands on their websites. We will dedicate resources to implement coordinated, brand-enhancing strategies across all online activities to increase our direct access to consumers.

Competition

There is vigorous competition in the skin care industry. Brand recognition, quality, performance, availability and price are some of the factors that impact consumers’ choices among competing products.  We will compete against a number of companies, some of which have substantially greater resources than we do.

Trademarks, Patents and Copyrights

We have no trademark rights or patent rights. We intend to file an application for trademark with the United States Patent and Trademark Office.  We own the domain names www.eternelleskin.com, www.eternelleskincare.com, www.eternelleskincareproducts.com.

Government Regulation

We and our products will be subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are sold. Such regulations principally relate to the ingredients, manufacturing, labeling, packaging, marketing, advertising, shipment, disposal and safety of our products.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A.  RISK FACTORS.

The Company will face competition from existing consumer product companies.

Direct-to-consumer online sales of the Company’s skincare products will be marketed using social media strategies and top influencers in the skincare space. They will also be marketed through dermatologist offices. The Company faces vigorous competition from multinational consumer product companies. Some of these companies have greater resources than Peptide Technologies and may be able to respond to changing business and economic conditions more quickly. Competition in the skincare business is based on perceived value, branding, pricing, advertising, new product development, e-commerce initiatives, and other activities.

The Company has a lack of revenue history and has had a limited history of operations.

The Company was formed on November 18, 2005 for the purpose of engaging in any lawful business and had adopted a plan to engage the sale of art work over the internet.  The Company had minimal revenues.  On July 29, 2010, the Company changed its name from Online Originals, Inc. to CREENERGY Corporation.  The name change was intended to convey a sense of the Company's new business focus as it looked to pursue other opportunities.  Specifically, the Company intended to obtain leases for the exploration and production of oil and gas in northern Alberta, Canada.  The Company was unable to identify any prospects or enter into any leases or agreements.

On August 23, 2011, the Company entered into an Asset Purchase Agreement to acquire intangible assets and intellectual property known as the Peptide Technology Platform.  The Peptide Technology Platform included the technology platforms for developing a variety of drug candidates and biological solutions for existing problems in humans, animals, and the environment.  Effective October 12, 2011, the Company changed its name to Peptide Technologies, Inc.

Effective January 10, 2017, the Company changed its name to Eternelle Skincare Products Inc. to better convey the Company’s new business focus of developing and marketing skincare products.

Effective February 28, 2018, the Company changed its name back to Peptide Technologies, Inc. to better convey the broader potential of the Company. The Company is continuing to do business as Eternelle Skincare Products Inc.

As of March 31, 2018, the Company is not profitable.  The Company must be regarded as a start-up venture with all the unforeseen costs, expenses, problems, risks, and difficulties to which such ventures are subject.

The Company can give no assurance of success or profitability to the Company’s investors.

There is no assurance that the Company will ever operate profitably.  There is no assurance that the Company will generate revenues or profits, or that the market price of the Company’s common stock will increase thereby.

The Company will need additional financing for which it has no commitments, and this may jeopardize the execution of the Company’s business plan.

The Company’s capital needs capital to launch its products which could exceed $500,000 in the next 12 months.

The Company has limited funds and such funds may not be adequate to carry out its business plan.  The Company’s ultimate success depends upon its ability to raise additional capital.  The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing.  If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company.  If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

The Company will incur expenses in connection with its Securities and Exchange Commission (SEC) filing requirements and may not be able to meet such costs, which could jeopardize its filing status with the SEC.

As a public reporting company, the Company is required to meet the filing requirements of the SEC.  The Company may see an increase in its legal, accounting, auditing and fees and expenses as a result of such requirements.  Our costs will increase significantly as the Company expands operations.  Our filings are subject to comment from the SEC on its filings and/or it is required to file supplemental filings for transactions and activities.  If the Company is not compliant in meeting the filing requirements of the SEC, it could lose its status as a 1934 Act Company, which could compromise its ability to raise funds.

The Company is not diversified and it is dependent on only one business.

Because of the Company’s limited financial resources, it is unlikely that it will be able to diversify its operations.  The Company’s probable inability to diversify its activities into more than one area will subject it to economic fluctuations within the industry and therefore increase the risks associated with the Company’s operations due to lack of diversification.

The Company may in the future issue more shares, which could cause a loss of control by its present management and current stockholders.

The Company may issue additional shares as consideration for cash, assets, or services out of its authorized, but unissued, common stock that would, upon issuance, represent a majority of the voting power and equity of the Company.  The result of such an issuance would be that those new stockholders would control the Company, and unknown persons could replace the Company’s management.  Such an occurrence would result in a greatly reduced percentage of ownership of the Company by its current shareholders, which could present significant risks to investors.

The Company will depend upon its management, but it will have limited participation of management.

The Company currently has five individuals who are serving as its officers and directors.  The Company will be heavily dependent upon their skills, talents, and abilities, as well as several consultants, to implement the Company’s business plan.  The Company may, from time to time, find that the inability of its officers, directors, and consultants to devote their full-time attention to the Company’s business results in a delay in progress toward implementing its business plan.

The Company does not know of any reason, other than outside business interests, that would prevent them from devoting their attention full-time to the Company when the business may demand such full-time participation.

The departure of key personnel could compromise the Company’s ability to execute its strategic plan and may result in additional severance costs.

The Company’s success largely depends on the skills, experience, and efforts of its key personnel.  The loss of these persons, or the Company’s failure to retain other key personnel, would jeopardize its ability to execute its strategic plan and materially harm its business.

The Company will need to recruit and retain additional qualified personnel to successfully grow its business.

The Company’s future success will depend in part on its ability to attract and retain qualified operations, marketing, sales, and engineering personnel.  Inability to attract and retain such personnel could adversely affect business growth.  The Company expects to face competition in the recruitment of qualified personnel and cannot provide any assurance that it will attract or retain such personnel.

The regulation of penny stocks by the SEC and FINRA may discourage the tradability of the Company’s securities.

The Company is a “penny stock” company.  None of its securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 (excluding a primary residence) or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale.  Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of shareholders to sell their securities in any market that might develop because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks."  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended.  Because the Company’s securities constitute “penny stocks” within the meaning of the rules, the rules would apply to the Company and its securities.  The rules will further affect the ability of owners of shares to sell the Company’s securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses.  The Company’s management is aware of the abuses that have occurred historically in the penny stock market.  Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

The Company’s officers and directors collectively own a substantial portion of its outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

The Company’s officers and directors are collectively the beneficial owners of approximately 48% of the outstanding shares of the Company’s common stock. As long as the Company’s officers and directors collectively own a significant percentage of its common stock, other shareholders may generally be unable to affect or change the management or the direction of the company without the support of its officers and directors. As a result, some investors may be unwilling to purchase the Company’s common stock. If the demand for the Company’s common stock is reduced because its officers and directors have significant influence over the Company, the price of the Company’s common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and approval of significant corporate transactions.

The Company may seek to raise additional funds or develop strategic relationships by issuing capital stock.

The Company expects to finance its operations and developing strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce or dilute the percentage ownership of existing stockholders.  Furthermore, any newly issued securities could have rights, preferences, and privileges senior to those of existing stock.  Moreover, any issuances of equity securities may be at or below the prevailing market price of the Company’s stock and in any event may have a dilutive impact on investors’ ownership interest, which could cause the market price of stock to decline.

The Company may also raise additional funds through the incurrence of debt, and the holders of any debt the Company may issue would have rights superior to investors’ rights in the event the Company is not successful and is forced to seek the protection of the bankruptcy laws.

The Company will pay no foreseeable dividends in the future.

The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company does not own its own facilities and is presently renting an identity office in Las Vegas, Nevada.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for Peptide Technologies’ common stock, par value $0.001 per share. There were no trades of Peptide Technologies’ common stock during the years ended March 31, 2018 and 2017.

Holders of Record

As of March 31, 2018, the Company had 129 holders of record of its common stock.

Dividend Policy

The Company has never declared or paid dividends on its common stock.  The Company intends to retain earnings, if any, to support the development of its business and therefore does not anticipate paying cash dividends for the foreseeable future.  Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including current financial condition, operating results, and current and anticipated cash needs.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the years ended March 31, 2018 and 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA.

This Item is not required for smaller reporting companies and the company has elected to omit this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

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

The skincare space is well-suited for direct-to-consumer sales, and there are several channels that Peptide Technologies will leverage to introduce its unique branding and creative advertising assets. Creating brand visibility, along with the back-end support to process orders, is one of Peptide Technologies’ key strengths over smaller competitors in the space. In addition, the Company will create a brand that allows visibility and awareness to be molded organically, thereby increasing the brand’s value quickly.

In addition to basic social media strategies, management intends to engage top influencers in the skincare space. The Company will identify new and potential influencers using proprietary algorithmic software tools. Once sales have begun, management will create a predictable sales model to accelerate and project the Company’s future growth. The Company will utilize Facebook, Instagram, Twitter, and an online blog, and will retarget ads to IP addresses collected from online orders and influencers’ websites.

Given the complexity of global shipping, the Company plans to partner with a name brand distributor to deliver its products. The distributor has an advanced fulfillment network, and the Company will benefit from the distributor’s expertise in worldwide product delivery. Management plans to negotiate an arrangement with the distributor to warehouse the Company’s products in the distributor’s fulfillment centers. The distributor will pick, pack, and ship products, as well as provide customer service for the Company’s products. The distributor’s fulfillment centers are built to efficiently manage inventory and are able to handle cross-border shipping and customs issues.

We are now in the process of putting together a marketing and sales funnel with the right channels and key trackable metrics to test and adjust the funnel for maximum effectiveness. Our long-term marketing objectives include creating brand visibility and awareness, securing paid social media and online advertising, blogging and content marketing, and developing a public relations strategy. Marketing media to be engaged will include social media networks, such as Facebook, Instagram, Twitter, and YouTube Pre-Roll Ads. Additional advertising channels will be engaged, including Google PPC (Search Ads), retargeting ads, influencer marketing, and content marketing. In addition, we will be creating video content to be used on our website. We expect to launch our marketing campaign next fiscal year.

The Company will rely on related party advances to fund these expenditures until it can raise money through debt and/or equity financing.

In February 2018, the Company changed its name from Eternelle Skincare Products Inc. to Peptide Technologies, Inc. to better convey the broader future potential of the Company as peptides may be used in other applications aside from skincare products. However, as the Company’s current focus is developing and marketing skincare products, and as it has no current plans to expand outside this focus, the Company decided to file a DBA to continue doing business using the name, Eternelle Skincare Products.

Results of Operations for the Years Ended March 31, 2018 and 2017

At present, the Company has no revenue. Net loss increased from $2,573 for the year ended March 31, 2017 to $49,671 for the year ended March 31, 2018 due to higher general and administrative expenses related to being a public company.

Liquidity and Capital Resources

The Company requires significant cash to launch its business and reduce its payables.  The Company’s primary sources of liquidity and capital resources have been related-party advances, which are not sufficient prospectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  We are actively seeking to raise additional debt and/or equity capital to add new products and/or services to commence material operations.  If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operation.  Our independent registered public accounting firm included an explanatory paragraph in their report regarding substantial doubt about the Company’s ability to continue as a going concern.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Year Ended
	March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(36,122)	$(2,573)
Investing activities	$(16,000)	$-
Financing activities	$53,850	$2,573

Operating Activities

Cash used in operating activities was $36,122 and $2,573 for the years ended March 31, 2018 and 2017, respectively. The increase in cash used in operating activities was primarily due to a higher net loss.

Investing Activities

Cash used in investing activities was $16,000 and $0 for the years ended March 31, 2018 and 2017, respectively. The increase in cash used in investing activities was primarily due to website development costs.

Financing Activities

Cash provided by financing activities was $53,850 and $2,573 for the years ended March 31, 2018 and 2017, respectively. The increase in cash provided by financing activities was primarily due to higher related-party advances.

Off-Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s market risk arises primarily from exposure to fluctuations in interest rates and exchange rates.  The Company presently only transacts business in Canadian and U.S. Dollars.  Management believes that the exchange rate risk surrounding future transactions of the Company will not materially or adversely affect the Company’s future earnings.  Management does not believe that the Company is subject to any seasonal trends.  The Company does not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLMENTARY DATA.

PEPTIDE TECHNOLOGIES, INC.
(formerly Eternelle Skincare Products, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Peptide Technologies, Inc., formerly Eternelle Skincare Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Peptide Technologies, Inc., formerly Eternelle Skincare Products, Inc. (the "Company") as of March 31, 2018 and 2017, the related statement of operations, cash flows, and stockholders' deficit for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred continuing net losses, has no operating revenues, and requires additional capital to commence operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon

We have served as the Company's auditor since 2017.

Newport Beach, California
June 21, 2018

PEPTIDE TECHNOLOGIES, INC.
(formerly Eternelle Skincare Products Inc.)
BALANCE SHEETS

	March 31, 2018	March 31, 2017
ASSETS

Current Assets
Cash and equivalents	$1,728	$—
Total Current Assets	1,728	—

Website, net of accumulated amortization of $2,659 as of March 31, 2018	13,341	—

Total Assets	$15,069	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$37,870	$37,230
Related party advances	67,113	13,263
Accrued compensation	221,192	221,192
Other accrued liabilities	10,000	10,000
Total Current Liabilities	336,175	281,685

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 127,112,660 and 156,062,660 issued and outstanding as of March 31, 2018 and March 31, 2017, respectively	127,113	156,063
Additional paid-in capital	731,963	692,763
Accumulated deficit	(1,180,182)	(1,130,511)
Total Stockholders’ Deficit	(321,106)	(281,685)
Total Liabilities and Stockholders’ Deficit	$15,069	$—

The accompanying notes are an integral part of these financial statements.

PEPTIDE TECHNOLOGIES, INC.
(formerly Eternelle Skincare Products Inc.)
STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2018	2017
Operating Expenses
General and administrative, including stock-based compensation of $10,250 and $0 for the years ended March 31, 2018 and 2017, respectively	$49,451	$2,573
Total Operating Expenses	49,451	2,573

Operating Loss	(49,451)	(2,573)

Other Expenses
Foreign currency loss	(220)	—
Net Loss	$(49,671)	$(2,573)

Basic and Diluted Loss per Common Share	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding	137,652,220	156,062,660

The accompanying notes are an integral part of these financial statements.

PEPTIDE TECHNOLOGIES, INC.
(formerly Eternelle Skincare Products Inc.)
STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(49,671)	$(2,573)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	2,659	—
Stock-based compensation	10,250	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	640	—
Net cash used for operating activities	(36,122)	(2,573)

Cash Flow From Investing Activities
Website development	(16,000)	—
Net cash used in investing activities	(16,000)	—

Cash Flows From Financing Activities:
Related party advances	53,850	2,573
Net cash provided by financing activities	53,850	2,573

Change in cash and equivalents	1,728	—
Cash and cash equivalents, beginning of year	—	—
Cash and cash equivalents, end of year	$1,728	$—

Supplemental Cash Flow Information:
Income taxes	$—	$—
Interest	$—	$—

The accompanying notes are an integral part of these financial statements.

PEPTIDE TECHNOLOGIES, INC.
(formerly Eternelle Skincare Products Inc.)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2016	156,062,660	$156,063	$692,763	$(1,127,938)	$(279,112)
Net loss	—	—	—	(2,573)	(2,573)
Balance at March 31, 2017	156,062,660	156,063	692,763	(1,130,511)	(281,685)
Rescission of common stock	(39,200,000)	(39,200)	39,200	—	—
Stock-based compensation	10,250,000	10,250	—	—	10,250
Net loss	—	—	—	(49,671)	(49,671)
Balance at March 31, 2018	127,112,660	$127,113	$731,963	$(1,180,182)	$(321,106)

The accompanying notes are an integral part of these financial statements.

PEPTIDE TECHNOLOGIES, INC.
(formerly Eternelle Skincare Products Inc.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Peptide Technologies, Inc., formerly Eternelle Skincare Products Inc. (the “Company” or “Peptide Technologies”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

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

The skincare space is well-suited for direct-to-consumer sales, and there are several channels that the Company will leverage to introduce its unique branding and creative advertising assets. Creating brand visibility, along with the back-end support to process orders, is one of the Company’s key strengths over smaller competitors in the space. In addition, the Company will create a brand that allows visibility and awareness to be molded organically, thereby increasing the brand’s value quickly.

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

The majority of manufacturing, distribution, marketing, and sales operations will be outsourced. However, strategic planning and development will be performed internally by the Company. This includes, but is not limited to, developing our catalog of products, developing proprietary skincare formulations, pricing our products, deciding which markets to target, deciding which influencers to engage in marketing campaigns, developing sales channels such as our e-commerce sites, determining which marketing initiatives to pursue, and selecting strategic partners and suppliers to advance our business plan.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has no revenues, has incurred losses from operations, has excess liabilities over assets of $321,106 and had an accumulated deficit of $1,180,182 as of March 31, 2018. The Company requires significant capital to commence operations. These factors raise doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

These financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could ultimately differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Revenue Recognition

Revenue is recognized upon shipment or upon receipt of products by the customer, depending on the agreed-upon terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectability is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the years ended March 31, 2018 and 2017 was $2,659 and $0, respectively.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the carrying amount of any long-lived asset may be impaired, an evaluation of recoverability is performed.  There were no impairment losses during the years ended March 31, 2018 and 2017.

Share-Based Payments

The Company recognizes the cost of employee share-based payment awards on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures.

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. Peptide Technologies estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding. Expected stock price volatility is based on the historical volatility of Peptide’sPeptide Technologies’ stock for a period approximating the expected life, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting.

The fair value of restricted stock awards is based on the par value of Peptide Technologies’ common stock on the date of grant.

Income Taxes

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, applying enacted statutory income tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

  Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
  Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace.
  Level 3 - Unobservable inputs which are supported by little or no market activity.

The Company’s financial instruments include accounts payable and accrued compensation. The carrying value of these instruments approximate their fair value because of their short-term nature .

Foreign Currency Translation and Transactions

The financial statements are presented in U.S. dollars. Foreign-denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

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

NOTE 4 – ACCRUED COMPENSATION

Accrued compensation consists of the following:

	March 31, 2018	March 31, 2017
Salaries and benefits payable	$212,000	$212,000
Payroll taxes payable	9,192	9,192
Total accrued compensation	$221,192	$221,192

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s Chief Financial Officer (“CFO”) advanced $53,850 and $2,573 to the Company during the years ended March 31, 2018 and 2017, respectively, to pay for operating expenses. The advances are due on demand and carry no interest. The related-party advances totaled $67,113 and $13,263 as of March 31, 2018 and 2017, respectively.

NOTE 6 – COMMON STOCK

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share. 127,112,660 and 156,062,660 shares of common stock were issued and outstanding as of March 31, 2018 and 2017, respectively.  The Company determined that the fair value of its common stock was equal to its par value during the years ended March 31, 2018 and 2017.

During the year ended March 31, 2018, the Company’s Board of Directors approved the rescission of 39,200,000 shares of common stock.  Prior to the Company’s change in business focus, these shares were issued, but not tendered, pending financial compensation to be received by the Company, agreements to be signed between the Company and certain consultants/shareholders, or specific performance by the consultants/shareholders. As these conditions were ultimately not met by these shareholders, the Board of Directors rescinded these shares. No value was ascribed to the shares cancelled, thus no gain was recorded. The Company’s Board of Directors and shareholders have agreed to indemnify the Company for any shareholder actions related to these share rescissions.

In March 2018, the Company issued 5,000,000 shares of common stock with a fair value of $5,000 to Byron Striloff in connection with his appointment as President of the Company. The Company also issued 5,000,000 shares of common stock with a fair value of $5,000 to Bruce Sellars in connection with his appointment as a Director and Chief Executive Officer of the Company.  Additionally, the Company issued 250,000 shares of common stock with a fair value of $250 to Irene Getty in connection with her appointment to the Board of Directors.

NOTE 7 – INCOME TAXES

The 2017 Tax Act , which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low taxed income (GILTI). These changes are effective beginning in 2018.

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended March 31, 2018 and 2017:

	2018	2017
Federal tax benefit at statutory rate	35.0%	35.0%
Permanent differences:
Stock compensation	-7.2%	0.0%
Temporary differences:
Accounts payable and accrued liabilities	-0.5%	0.0%
Other	-1.2%	0.0%
Change in valuation allowance	294.3%	-35.0%
Change in effective tax rate	-320.4%	0%
Total provision	0.0%	0.0%

The composition of the Company’s deferred tax assets as of March 31, 2018 and 2017 is as follows:

	Asset (Liability)
	2018	2017
Current:
Other	$7,800	$13,000

Noncurrent:
Net operating loss carryforwards	231,000	372,000
Valuation allowance	(238,800)	(385,000)
Net deferred tax asset	$—	$—

Due to the reduction in the federal statutory rate resulting from the Tax Act, current deferred tax assets decreased by $5,200, noncurrent deferred tax assets decreased by $154,000, and the valuation allowance decreased by $159,200.

The Company had a net operating loss carryforward balance of $1,100,663 and $1,061,882 as of March 31, 2018 and 2017, respectively. The Company’s net operating losses have expiration dates ranging from 2025 to 2037.

The Company’s recognized and unrecognized deferred tax assets related to unused tax losses. A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carryforwards as their utilization is not considered “more likely than not” at this time.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and our Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations revered to in those certifications.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of March 31, 2018.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Name	Age	Office Held
Baxter Koehn	69	Chairman of the Board of Directors, Chief Financial Officer
Dennis Cox	73	Director
Irene Getty	65	Director
Bruce Sellars	63	Director, Chief Executive Officer
Byron Striloff	65	President

Mr. Baxter Koehn, Chairman of the Board of Directors, Chief Financial Officer

Mr. Baxter Koehn, BA, AMA, EA, is a seasoned executive with over 30 years of experience in corporate management, financial leadership, international manufacturing and distribution operations. From 1980 through 1988, Mr. Koehn was a working partner with Astrographic Industries, a manufacturer that produced license plates and decals under contract with the Provincial Government. He has hands-on experience with manufacturing, production, packaging, and the distribution of manufactured products across Canada. He was involved in the strategic growth of this company.

Since 1988 and up to the present, he has served as Managing Director of PSI Services, which provides financial management and strategic planning advisory services to both individuals and privately held company clients. His duties with the company have included international marketing, buying and selling businesses and business interests, as well as developing strategies for acquiring and financing market share.

Dr. Dennis Cox, Director

Mr. Dennis Cox is a business consultant who has served in various management positions.  He has over 35 years of experience working in various manufacturing and service-oriented companies.  From 1965 to 1985, Mr. Cox worked at Canadian Forest Products Ltd. (CFP), a large building products company producing plywood and hard board paneling, in New Westminster, British Columbia.  Mr. Cox has held a wide variety of positions with CFP, including Buyer, Senior Buyer, Mill Stores, and Maintenance Coordinator and Shipper.

From 1986 to 2003, Mr. Cox worked as a consultant and then as an employee manager for Industrial Equipment Company Ltd. (IECO), a power transmission distributor that was located in Delta, British Columbia. IECO carried a full range of power transmission equipment, bearings, material handling, fluid power, and other related products.

Since 2001 and up to the present, Mr. Cox was President of Denox Holdings Inc., his personal holding company, where he manages investments and contracts with companies in the forestry industry to set up warehousing systems.

In August 2014, Mr. Cox was appointed to serve as a Director and Officer of Peptide Technologies Inc., a company registered with the Securities and Exchange Commission.

Ms. Irene Getty, Director

Ms. Irene Getty is an experienced executive having served as a Director and President of publicly traded companies.  Ms. Getty has over 20 years of accounting experience as an Owner and Director of Aspire Business Service, a company serving various companies in Western Canada. Previously, Ms. Getty gained 25 years of experience in the accounting departments of Rendek Construction Ltd. and other companies in Western Canada.

Mr. Bruce Sellars, Director, Chief Executive Officer

Bruce M. Sellars, P.Eng., MBA is a seasoned executive with over 40 years of business experience in a variety of technical, managerial, and executive positions. Mr. Sellars has held executive level positions in business development and marketing for firms in the renewable energy, oil and gas, electric utility, and water and wastewater utility industries. These firms include Texaco Canada, Nexen, North Canadian Oils, EPCOR, TransAlta, Hydroxyl, Hill Murray & Associates, Highwater Power, and Cedar Road LFG. He has created and executed strategic and tactical marketing and sales plans and has led business development and sales teams. Mr. Sellars has successfully led the North American sales efforts for two European manufacturing companies. Mr. Sellars has founded several companies and has been a Director of a publicly traded company and several private companies.

Mr. Byron Striloff, President

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

ITEM 11.  EXECUTIVE COMPENSATION.

The Company has not awarded or paid to the named executive officers any compensation during the years ended March 31, 2018 and 2017.

Compensation of Directors

The Company does not compensate its directors for their time spent on behalf of the Company, but they are entitled to receive reimbursement for all out-of-pocket expenses incurred for attending Board of Directors meetings.

Pension and Retirement Plans

Currently, the Company does not offer any annuity, pension, or retirement benefits to any of its officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with the company, or from a change in the control of the Company.

Employment Agreements

The Company does not have written employment agreements with any of its key employees.

Audit Committee

Presently, the Board of Directors is performing the duties that would normally be performed by an audit committee.  The Board of Directors intends to form a separate audit committee and is seeking potential independent directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 31, 2018, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each of its directors, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s common stock.  As of March 31, 2018, there were 127,112,660 shares of common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.  The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of March 31, 2018 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent of Common Stock
Baxter Koehn	Chairman, Chief Financial Officer	50,000,000	39.34%
Dennis Cox	Director	259,000	0.20%
Irene Getty	Director	255,000	0.20%
Bruce Sellars	Director, Chief Executive Officer	5,260,000	4.14%
Byron Striloff	President	5,745,000	4.52%
	Total Officer and Directors	61,519,000	48.40%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by dbbmckennon for the audit of the Company’s annual financial statements were $9,000 and $0 for the fiscal years ended March 31, 2018 and 2017, respectively.

Audit-Related Fees.  The aggregate fees billed by dbbmckennon for assurance and related services, that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2018 and 2017 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees.  The aggregate fees billed by dbbmckennon for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2018 and 2017 were $0.

All Other Fees.  The aggregate fees billed by dbbmckennon for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended March 31, 2018 and 2017 were $0.

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS.

See Item 13 “Financial Statements and Supplementary Data.” The following is a complete list of exhibits filed as part of this Form 10. Exhibit numbers correspond to Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description
3.0	Articles of Incorporation (1)
3.1	Amended Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Corporate Bylaws (1)
10.1	Advance from Baxter Koehn to Eternelle Skincare Products Inc. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on July 28, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PEPTIDE TECHNOLOGIES, INC.

Date:	June 21, 2018	By: Name: Title:	/s/ Bruce Sellars Bruce Sellars Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PEPTIDE TECHNOLOGIES, INC.

Date:	June 21, 2018	By: Name: Title:	/s/ Baxter Koehn Baxter Koehn Chairman, Chief Financial Officer

Date:	June 21, 2018	By: Name: Title:	/s/ Bruce Sellars Bruce Sellars Director