Form 10-Q
period 2018-06-30
PEPTIDE TECHNOLOGIES, INC.
filed 2018-08-09
CIK 1357878

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

Commission File No. 000-53230

PEPTIDE TECHNOLOGIES, INC.
(Exact name of registrant as specifed in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2018
Common stock, $0.001 par value	127,112,660

PEPTIDE TECHNOLOGIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017
TABLE OF CONTENTS

 PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that can be expected for the year ending March 31, 2019.

PEPTIDE TECHNOLOGIES, INC.
BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	March 31, 2018
ASSETS

Current Assets
Cash and equivalents	$1,130	$1,728
Total Current Assets	1,130	1,728

Website, net of accumulated amortization of $3,989 and $2,659 as of June 30, 2018 and March 31, 2018, respectively	12,011	13,341

Total Assets	$13,141	$15,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$54,203	$37,870
Related party advances	67,425	67,113
Accrued compensation	221,192	221,192
Other accrued liabilities	10,000	10,000
Total Current Liabilities	352,820	336,175

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 127,112,660 issued and outstanding as of June 30, 2018 and March 31, 2018, respectively	127,113	127,113
Additional paid-in capital	731,963	731,963
Accumulated deficit	(1,198,755)	(1,180,182)
Total Stockholders’ Deficit	(339,679)	(321,106)
Total Liabilities and Stockholders’ Deficit	$13,141	$15,069

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	June 30,
	2018	2017
Operating Expenses
General and administrative	$18,569	$17,103
Total Operating Expenses	18,569	17,103

Operating Loss	(18,569)	(17,103)

Other Expenses
Foreign Currency loss	(4)	—
Net Loss	$(18,573)	$(17,103)

Basic and Diluted Loss per Common Share	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding	127,112,660	156,062,660

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(18,573)	$(17,103)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	1,330	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,333	—
Net cash used for operating activities	(910)	(17,103)

Cash Flows From Investing Activities:
Website development	—	(16,000)
Net cash used for investing activities	—	(16,000)

Cash Flows From Financing Activities:
Related party advances	312	33,103
Net cash provided by financing activities	312	33,103

Change in cash and equivalents	(598)	—
Cash and cash equivalents, beginning of period	1,728	—
Cash and cash equivalents, end of period	$1,130	$—

The accompanying notes are an integral part of these unaudited financial statements.

NOTE 1 – NATURE OF OPERATIONS

Peptide Technologies, Inc. (the “Company” or “Peptide”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

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

Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2018 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,198,755 as of June 30, 2018. The Company also has excess liabilities over assets of $339,679. These factors raise doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 –SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue will be recognized on a gross basis upon shipment or upon receipt of products by the customer, depending on the agreed-upon terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectability is reasonably assured. Management will assess the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs. The Company plans to begin recognizing revenue by the third quarter of this fiscal year.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and depreciated over the website’s estimated useful life of three (3) years. Amortization for the three months ended June 30, 2018 and 2017 was $1,330 and $0, respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s Chief Financial Officer (“CFO”) advanced $312 and $33,103 to the Company during the three months ended June 30, 2018 and 2017, respectively, to pay for operating expenses and website development costs. The advances are due on demand and carry no interest. The related party advances totaled $67,425 and $67,113 as of June 30, 2018 and March 31, 2018, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report, “Company,” “our company,” “us,” and “our” refer to Peptide Technologies, Inc., unless the context requires otherwise.

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

Business of Issuer

The business of Peptide Technologies, Inc. (the “Company” or “Peptide”) is to develop and market skincare products. Peptides are the latest innovation in skincare as science has proven that Peptide can help manage wrinkles in skin and reverse the signs of aging. Using proprietary peptide blends, the Company has a number of skincare products that demonstrate strong efficacy in providing youthful, healthy skin and significant anti-aging benefits to both women and men.

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

We expect to launch our products and begin recognizing revenue by the third quarter of this fiscal year.

Financial Results and Trends

Results of Operations for the Three Months Ended June 30, 2018 and 2017

At present, the Company has no revenue. Net loss increased from $17,103 for the three months ended June 30, 2017 to $18,573 for the three months ended June 30, 2018 due to higher general and administrative expenses.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(910)	$(17,103)
Investing activities	$—	$(16,000)
Financing activities	$312	$33,103

Operating Activities

Cash used in operating activities was $910 and $17,103 for the three months ended June 30, 2018 and 2017, respectively. The decrease in cash used in operating activities was primarily due to changes in working capital.

Investing Activities

Cash used in investing activities was $0 and $16,000 for the three months ended June 30, 2018 and 2017, respectively. The decrease in cash used in investing activities was primarily due to non-recurring website development costs in 2017.

Financing Activities

Cash provided by financing activities was $312 and $33,103 for the three months ended June 30, 2018 and 2017, respectively. The decrease in cash provided by financing activities was primarily due to lower related party advances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no material changes in market risk from those described in “Item 2—Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended March 31, 2019, our Chief Executive Officer and Chief Financial Officer will evaluate the effectiveness of our internal control over financial reporting as of March 31, 2019.

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

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of June 30, 2018, the Company is not involved in any material litigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended June 30, 2018, Peptide did not sell any unregistered equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.	EXHIBITS

Exhibits

3.0	Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.1	Amended Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.2	Amended Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.3	Corporate Bylaws. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

10.1	Advance from Baxter Koehn to Peptide Technologies, Inc. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Peptide Technologies, Inc.

Date: August 9, 2018	By:	/s/ Bruce Sellars
Bruce Sellars
Chief Executive Officer