Form 10-Q
period 2018-09-30
PEPTIDE TECHNOLOGIES, INC.
filed 2018-11-13
CIK 1357878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2018
Common stock, $0.001 par value	127,112,660

 PEPTIDE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

  PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ending March 31, 2019.

PEPTIDE TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	March 31, 2018
ASSETS

Current Assets
Cash and cash equivalents	$1,083	$1,728
Total Current Assets	1,083	1,728

Website	10,667	13,341

Total Assets	$11,750	$15,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$53,454	$37,870
Related party advances	67,592	67,113
Accrued compensation	221,192	221,192
Other accrued liabilities	14,000	10,000
Total Current Liabilities	356,238	336,175

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 127,112,660 shares issued and outstanding as of September 30, 2018 and March 31, 2018	127,113	127,113
Additional paid-in capital	731,963	731,963
Accumulated deficit	(1,203,564)	(1,180,182)
Total Stockholders’ Deficit	(344,488)	(321,106)
Total Liabilities and Stockholders’ Deficit	$11,750	$15,069

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Expenses
General and administrative	$4,820	$8,144	$23,389	$25,247
Total Operating Expenses	4,820	8,144	23,389	25,247

Operating Loss	(4,820)	(8,144)	(23,389)	(25,247)

Other Expense
Foreign currency gain	11	17	7	17
Net Loss	$(4,809)	$(8,127)	$(23,382)	$(25,230)

Basic and Diluted Loss per Common Share	$—	$—	$—	$—
Weighted Average Number of Common Shares Outstanding	127,112,660	156,062,660	127,112,660	156,062,660

 The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(23,382)	$(25,230)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	2,674	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	19,584	5,000
Net cash used in operating activities	(1,124)	(20,230)

Cash Flows From Investing Activities:
Website development	—	(16,000)
Net cash used in investing activities	—	(16,000)

Cash Flows From Financing Activities:
Related party advances	479	39,536
Net cash provided by financing activities	479	39,536

(Decrease) increase in cash and equivalents	(645)	3,306
Cash and cash equivalents, beginning of period	1,728	—
Cash and cash equivalents, end of period	$1,083	$3,306

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

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

Operating results for the three and six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2018 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,203,564 as of September 30, 2018. The Company also has excess liabilities over assets of $344,488. These factors raise doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 –SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue will be recognized on a gross basis upon shipment or upon receipt of products by the customer, depending on the agreed-upon terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectability is reasonably assured. Management will assess the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs. The Company plans to begin recognizing revenue by the fourth quarter of this fiscal year.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and depreciated over the website’s estimated useful life of three (3) years. Amortization expense for the three and six months ended September 30, 2018 was $1,344 and $2,674, respectively. There was no amortization expense during the three and six months ended September 30, 2017.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s Chief Financial Officer (“CFO”) advanced $479 and $39,536 to the Company during the six months ended September 30, 2018 and 2017, respectively, to pay for operating expenses and website development costs. The advances are due on demand and carry no interest. The related party advances totaled $67,592 and $67,113 as of September 30, 2018 and March 31, 2018, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

NOTE 7 – SUBSEQUENT EVENTS

In October 2018, the Company received a $70,000 related party advance from an entity owned by Peptide’s CFO. The advance is due on demand and carries no interest.  The advances are non-interest bearing.

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

We expect to launch our products and begin recognizing revenue by the fourth quarter of this fiscal year.

Financial Results and Trends

Results of Operations for the Six Months Ended September 30, 2018 and 2017

At present, the Company has no revenue. Net loss decreased from $25,230 for the six months ended September 30, 2017 to $23,382 for the six months ended September 30, 2018 due to lower general and administrative expenses.

Liquidity and Capital Resources

The Company requires significant cash to launch its business and reduce its payables. The Company’s primary sources of liquidity and capital resources have been related party advances, which are not sufficient prospectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. We are actively seeking to raise additional debt and/or equity capital to add new products and/or services to commence material operations. If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operation.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(1,124)	$(20,230)
Investing activities	$—	$(16,000)
Financing activities	$479	$39,536

Operating Activities

Cash used in operating activities was $1,124 and $20,230 for the six months ended September 30, 2018 and 2017, respectively. The decrease in cash used in operating activities was primarily due to changes in working capital.

Investing Activities

Cash used in investing activities was $0 and $16,000 for the six months ended September 30, 2018 and 2017, respectively. The decrease in cash used in investing activities was primarily due to non-recurring website development costs in 2017.

Financing Activities

Cash provided by financing activities was $479 and $39,536 for the six months ended September 30, 2018 and 2017, respectively. The decrease in cash provided by financing activities was primarily due to lower related party advances.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2018, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended September 30, 2018, Peptide did not sell any unregistered equity securities.

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

Registrant	Peptide Technologies, Inc.

Date: November 13, 2018	By:	/s/ Bruce Sellars
Bruce Sellars
Chief Executive Officer