Form 10-Q
period 2018-12-31
PEPTIDE TECHNOLOGIES, INC.
filed 2019-02-04
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY RE PORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2019
Common stock, $0.001 par value	127,112,660

PEPTIDE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

 PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results that can be expected for the year ending March 31, 2019.

PEPTIDE TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	December 31, 2018	March 31, 2018
ASSETS

Current Assets
Cash and cash equivalents	$32,079	$1,728
Total Current Assets	32,079	1,728

Website	9,322	13,341

Total Assets	$41,401	$15,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$42,455	$37,870
Related-party advances	120,987	67,113
Accrued compensation	221,192	221,192
Other accrued liabilities	10,000	10,000
Total Current Liabilities	394,634	336,175

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 127,112,660 shares issued and outstanding as of December 31, 2018 and March 31, 2018	127,113	127,113
Additional paid-in capital	776,963	731,963
Accumulated deficit	(1,257,309)	(1,180,182)
Total Stockholders’ Deficit	(353,233)	(321,106)
Total Liabilities and Stockholders’ Deficit	$41,401	$15,069

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Operating Expenses
General and administrative	$51,990	$10,254	$75,379	$35,501
Research and development	300	—	300	—
Total Operating Expenses	52,290	10,254	75,679	35,501

Operating Loss	(52,290)	(10,254)	(75,679)	(35,501)

Other Expense
Foreign currency loss	(1,455)	(187)	(1,448)	(170)
Net Loss	$(53,745)	$(10,441)	$(77,127)	$(35,671)

Basic and Diluted Loss per Common Share	$—	$—	$—	$—
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	127,112,660	120,739,583	127,112,660	144,331,273

The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(77,127)	$(35,671)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock-based compensation	45,000	—
Depreciation and amortization	4,019	1,344
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,585	6,496
Net cash used for operating activities	(23,523)	(27,831)

Cash Flows From Investing Activities:
Website development	—	(16,000)
Net cash used for investing activities	—	(16,000)

Cash Flows From Financing Activities:
Related-party advances	53,874	47,598
Net cash provided by financing activities	53,874	47,598

Increase in cash and equivalents	30,351	3,767
Cash and cash equivalents, beginning of period	1,728	—
Cash and cash equivalents, end of period	$32,079	$3,767

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

Changes in Corporate Governance

In December 2018, Baxter Koehn resigned from his positions as Chief Financial Officer, Chairman of the Board of Directors, and Director of the Company. Irene Getty, who currently serves on the Company’s Board of Directors, has been appointed the Company’s Chief Financial Officer. Upon his resignation from the aforementioned positions, Baxter Koehn transferred 45,000,000 shares of common stock to Irene Getty. Baxter Koehn will continue to serve the Company as an office manager. See Note 7 for additional discussion.

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

Operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2018 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,257,309 as of December 31, 2018. The Company also had excess liabilities over assets of $353,233. These factors raise doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 –SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue will be recognized on a gross basis upon shipment or upon receipt of products by the customer, depending on the agreed-upon terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectability is reasonably assured. Management will assess the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs. The Company plans to begin recognizing revenue in the fourth quarter of this fiscal year.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization for the three and nine months ended December 31, 2018 was $1,344 and $4,019, respectively. Amortization was $1,344 for both the three and nine months ended December 31, 2017.

Foreign Currency

The Company maintains a bank account denominated in Canadian dollars, and currency exchange rate fluctuations related to this account may impact the Company’s results of operations.  Gains and losses on currency exchange rate fluctuations are recorded in other income/expense on the statements of operations.

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

NOTE 5 – RELATED-PARTY TRANSACTIONS

The Company’s former Chief Financial Officer advanced $53,874 and $47,598 to the Company during the nine months ended December 31, 2018 and 2017, respectively, to pay for website development costs and operating expenses, as well as provide a limited amount of working capital. The advances are due on demand and carry no interest. The related-party advances totaled $120,987 and $67,113 as of December 31, 2018 and March 31, 2018, respectively.

See Note 7 for additional related party transactions.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

NOTE 7 – STOCKHOLDERS’ DEFICIT

During the three months ended December 31, 2018, Baxter Koehn, who was the Chairman of the Board of Directors and Chief Financial Officer, transferred 45,000,000 shares of common stock with an estimated fair value of $45,000 to Irene Getty upon her appointment as the new Chief Financial Officer and his resignation from the Board of Directors. As Mr. Koehn was a significant shareholder owning more than 10% of the shares outstanding at the time, the Company recognized stock-based compensation expense of $45,000 related to this transfer of shares based on management’s estimate of fair value of the entity, net of liabilities. The stock-based compensation was recorded within general and administrative expense on the accompanying statement of operations.

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

Our skincare products address various skincare needs. These products include moisturizers and serums for the face and around the eyes.

1.	Skin Brightener – A unique pigment clarifying serum that addresses uneven production of melanin. It synergistically targets areas of hyper pigmentation.
2.	Vitamin C Peptide – Plant-based collagen serum created to resist damage from aging, sun damage, and environmental exposure.
3.	Skin Moisturizer – A super fruit, antioxidant rich crème that contains age defying peptides and vitamin C that significantly minimizes visible signs of aging.
4.	Peptide Eye Gel Crème - A fast-penetrating, therapeutic treatment crème formulated with potent peptides that significantly minimizes visible signs of aging by moisturizing and protecting against free radical damage.
5.	Eye Serum - A unique peptide-derived microcirculation treatment that absorbs into the skin, addressing areas that lack circulation.

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

We expect to launch our products and begin recognizing revenue in the fourth quarter of this fiscal year.

Financial Results and Trends

Results of Operations for the Nine Months Ended December 31, 2018 and 2017

At present, the Company has no revenue. Net loss increased from $35,671 for the nine months ended December 31, 2017 to $77,127 for the nine months ended December 31, 2018 primarily due to stock-based compensation of $45,000 related to the transfer of 45,000,000 shares of common stock to the Company’s new Chief Financial Officer. Management assessed the estimated fair value of the shares, after considering the significant indebtedness and limited operating history.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine Months Ended
	December 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(23,523)	$(27,831)
Investing activities	$—	$(16,000)
Financing activities	$53,874	$47,598

Operating Activities

Cash used in operating activities was $23,523 and $27,831 for the nine months ended December 31, 2018 and 2017, respectively. The decrease in cash used in operating activities was primarily due to a lower cash expenses.

Investing Activities

Cash used in investing activities was $0 and $16,000 for the nine months ended December 31, 2018 and 2017, respectively. The decrease in cash used in investing activities was primarily due to one-time website development costs incurred in the prior year.

Financing Activities

Cash provided by financing activities was $53,874 and $47,598 for the nine months ended December 31, 2018 and 2017, respectively. The increase in cash provided by financing activities was primarily due to higher related-party advances.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are being designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer has not yet concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2018, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the nine months ended December 31, 2018, Peptide did not sell any unregistered equity securities.

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

Registrant	Peptide Technologies, Inc.

Date: February 1, 2019	By:	/s/ Bruce Sellars
Bruce Sellars
Chief Executive Officer