Form 10-K
period 2019-03-31
PEPTIDE TECHNOLOGIES, INC.
filed 2019-06-24
CIK 1357878

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There is no aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2019, the last business day of the registrant’s most recently completed fiscal year, as the registrant’s shares of common stock are not quoted on a national exchange.  There is no trading symbol for the registrant’s common stock.

Number of shares outstanding of the registrant’s common stock as of May 15, 2019: 127,112,660 shares.

 PEPTIDE TECHNOLOGIES, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED MARCH 31, 2019 AND 2018

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

PART I

ITEM 1.  BUSINESS.

Business of Issuer

The business of Peptide Technologies, Inc., (the “Company” or “Peptide”), is to develop and market skincare products. The Company does business as Eternelle Skincare Products. Peptides, and the use of collagen, are the latest innovation in skincare as science has proven that the use of both peptides and collagen can help manage wrinkles in skin and reverse the signs of aging. Using proprietary peptide/collagen blends, the Company is developing a number of skincare products that demonstrate strong efficacy in providing youthful, healthy skin and significant anti-aging benefits to both women and men.

Our skincare products will address various skincare needs. These products include moisturizers and serums for the face and around the eyes.

1.	Brightening Antioxidant Serum Pigment Correcting Formula – Is a formula for uneven skin tone that addresses regulating the production of melanin. This potent hydroquinone-free formula prevents and corrects skin discoloration caused by UV damage and daily environmental stressors, post-inflammatory hyper-pigmentation and melasma. Uniquely created with a blend of potent skin lighteners and brighteners including Arbutin, Licorice, Azelaic Acid, and multiple forms of Vitamin C to inhibit and regulate melanin formation to normalize and correct pigment production while evening out skin tone and encouraging collagen synthesis.

2.	Volumizing Antioxidant Serum Vitamin C+ Collagen Booster -An intensive Vitamin C antioxidant hydra-serum created to resist and restore damage from aging, sun, stress and environmental exposure. It neutralizes free radicals in the skin and prevents the breakdown of collagen. It provides the highest clinically-tested percentage of stable Vitamin C, Ferulic Acid, Emblica, Vitamin E and Vitamin B5 to deliver the ultimate in skin hydration and volume while providing unmatched antioxidant support. This skin booster firms and smoothes while stimulating collagen production resulting in beautiful youthful skin.

3.	Antioxidant Moisturizing Creme Daily Collagen Renewal – A lightweight fast absorbing moisturizer for all skin types that targets visible signs of aging that has been formulated with synergistic ingredients to nourish, protect and deeply hydrate the skin while improving the appearance of skin tone, texture and elasticity. This paraben-free formula improves suppleness, enhances firmness and addresses loss of elasticity. It contains the essential antioxidants Emblica, Vitamin E and Ergothioneine to give daily protection from UV radiation while helping to repair free radical damage and collagen breakdown in the skin to deliver dramatic and immediate results.

4.	Peptide Eye Restore Serum Micro Circulation Booster - The first step in a targeted light-weight eye treatment that hydrates and soothes the delicate eye area for diminishing the look of dark circles, puffiness, fatigue and fine lines and contains proven multi-functioning peptides to effectively treat these symptoms.

5.	Peptide Eye Repair Complex Cellular Collagen Youth Serum - The second step in a highly concentrated peptide-based eye complex that effectively combats the signs & symptoms of chronological aging while deeply hydrating and nourishing the delicate eye area. Our proprietary combination of peptides effectively works to repair cellular communication and boost the synthesis of Collagen I, III, & IV for a visible reduction in the appearance of fine lines and wrinkles around crow’s feet.

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

Employees

The Company does not currently have any employees other than the President and Chief Executive Officer and Chief Financial Officer who are responsible for strategic planning and development, as well as some operational duties.

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

Manufacturing and Materials

The primary raw materials that we will use in the manufacture of our products are various botanicals, peptides, collagen and vitamin C. These raw materials are readily available from multiple suppliers and are utilized widely in the cosmetic and skincare industry. The manufacturer will source the raw materials and blend them according to our custom specifications. All products will be supplied by the manufacturer. The manufacturer sources the raw materials and blends them with our custom specifications.

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

Effective February 28, 2018, the Company changed its name back to Peptide Technologies, Inc. to better convey the broader potential of the Company. The Company is continuing to do business as Eternelle Skincare Products.

As of March 31, 2019, the Company is not profitable.  The Company must be regarded as a start-up venture with all the unforeseen costs, expenses, problems, risks, and difficulties to which such ventures are subject.

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

The Company needs capital to launch its products which could exceed $500,000 in the next 12 months.

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

The Company currently has four individuals who are serving as its officers and directors.  The Company will be heavily dependent upon their skills, talents, and abilities, as well as several consultants, to implement the Company’s business plan.  The Company may, from time to time, find that the inability of its officers, directors, and consultants to devote their full-time attention to the Company’s business results in a delay in progress toward implementing its business plan.

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

The Company’s officers and directors are collectively the beneficial owners of approximately 44% of the outstanding shares of the Company’s common stock. As long as the Company’s officers and directors collectively own a significant percentage of its common stock, other shareholders may generally be unable to affect or change the management or the direction of the Company without the support of its officers and directors. As a result, some investors may be unwilling to purchase the Company’s common stock. If the demand for the Company’s common stock is reduced because its officers and directors have significant influence over the Company, the price of the Company’s common stock could be materially depressed.The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and approval of significant corporate transactions.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for Peptide Technologies’ common stock, par value $0.001 per share. There were no trades of Peptide Technologies’ common stock during the years ended March 31, 2019 and 2018.

Holders of Record

As of March 31, 2019, the Company had 141 holders of record of its common stock.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the years ended March 31, 2019 and 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA.

This Item is not required for smaller reporting companies, and the Company has elected to omit this information.

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

We are now in the process of putting together a marketing and sales funnel with the right channels and key trackable metrics to test and adjust the funnel for maximum effectiveness. Our long-term marketing objectives include creating brand visibility and awareness, securing paid social media and online advertising, blogging and content marketing, and developing a public relations strategy. Marketing media to be engaged will include social media networks, such as Facebook, Instagram, Twitter, and YouTube Pre-Roll Ads. Additional advertising channels will be engaged, including Google PPC (Search Ads), retargeting ads, influencer marketing, and content marketing. In addition, we will be creating video content to be used on our website. We expect to launch our marketing campaign in the first quarter of the fiscal year ending March 31, 2020.

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

Results of Operations for the Years Ended March 31, 2019 and 2018

At present, the Company has no revenue. Net loss increased from $49,671 for the year ended March 31, 2018 to $93,579 for the year ended March 31, 2019 due to higher general and administrative expenses related to being a public company. This included an increase in stock-based compensation.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been related-party advances and a note payable of $63,877 and $70,000, respectively during the year ended March 31, 2019.  Subsequent to March 31, 2019, the Company received an additional note payable totaling $67,257 ($90,000 Canadian Funds).  The Company requires significant cash to launch its business and reduce its liabilities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  We are actively seeking to raise additional debt and/or equity capital to add new products and/or services to commence material operations.  If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operation.  Our independent registered public accounting firm included an explanatory paragraph in their report regarding substantial doubt about the Company’s ability to continue as a going concern.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

	Year Ended
	March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(47,059)	$(36,112)
Investing activities	$-	$(16,000)
Financing activities	$133,877	$53,850

Operating Activities

Cash used in operating activities was $47,059 and $36,122 for the years ended March 31, 2019 and 2018, respectively. The increase in cash used in operating activities was primarily due to a higher net loss.

Investing Activities

Cash used in investing activities was $0 and $16,000 for the years ended March 31, 2019 and 2018, respectively. The cash used in investing activities in the year ended March 31, 2018 was due to website development costs.

Financing Activities

Cash provided by financing activities was $133,877 and $53,850 for the years ended March 31, 2019 and 2018, respectively. The increase in cash provided by financing activities was primarily due to higher related-party advances and a note payable of $70,000.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect the Company’s financial disclosures.

Revenue Recognition

The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In applying the guidance of ASC 606, the Company 1) identifies the contract with the customer 2) identifies the performance obligations in the contract 3) determines the transaction price, 4) determines if an allocation of that transaction price is required to the performance obligations in the contract, and 5) recognizes revenue when or as the companies satisfies a performance obligation.

Revenue will generally be recognized upon shipment of products to the customer, less rebates, returns and allowances.  We will be required to make estimates for such reductions to revenues at the time of sale.  The Company plans to begin recognizing revenue in the second quarter of the fiscal year 2020.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the carrying amount of any long-lived asset may be impaired, an evaluation of recoverability is performed.  There were no impairment losses during the years ended March 31, 2019 and 2018.

Share-Based Payments

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. Peptide Technologies estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding. Expected stock price volatility is based on the historical volatility of Peptide Technologies’ stock for a period approximating the expected life, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting. Incorrect estimates could have a significant impact on the Company’s financial statements.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Peptide Technologies, Inc., formerly Eternelle Skincare Products, Inc. (the "Company") as of March 31, 2019 and 2018, the related statement of operations, cash flows, and stockholders' deficit for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses, has not generated revenues and requires significant capital to commence operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Newport Beach, California
June 21, 2019

PEPTIDE TECHNOLOGIES, INC.

(formerly Eternelle Skincare Products Inc.)

BALANCE SHEETS

	March 31, 2019	March 31, 2018
ASSETS

Current Assets
Cash and equivalents	$88,546	$1,728
Prepaid expenses	9,070	—
Total Current Assets	97,616	1,728

Website, net of accumulated amortization of $7,993 and $2,659 as of March 31, 2019 and 2018, respectively	8,007	13,341

Total Assets	$105,623	$15,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$38,348	$37,870
Related party advances	130,990	67,113
Accrued compensation	221,192	221,192
Other accrued liabilities	14,778	10,000
Total Current Liabilities	405,308	336,175

Note Payable	70,000	—

Total Liabilities	475,308	336,175

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 127,112,660 issued and outstanding as of March 31, 2019 and 2018.	127,113	127,113
Additional paid-in capital	776,963	731,963
Accumulated deficit	(1,273,761)	(1,180,182)
Total Stockholders’ Deficit	(369,685)	(321,106)
Total Liabilities and Stockholders’ Deficit	$105,623	$15,069

 The accompanying notes are an integral part of these financial statements.

 PEPTIDE TECHNOLOGIES, INC.

(formerly Eternelle Skincare Products Inc.)
STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2019	2018
Operating Expenses
General and administrative, including stock-based compensation of $45,000 and $10,250 for the years ended March 31, 2019 and 2018, respectively	$91,734	$49,451

Total Operating Expenses	(91,734)	49,451

Operating Loss	(91,734)	(49,451)

Other Expenses
Interest expense	(778)	—
Foreign currency loss	(1,067)	(220)
Net Loss	$(93,579)	$(49,671)

Basic and Diluted Loss per Common Share	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding	127,112,660	137,652,220

The accompanying notes are an integral part of these financial statements.

 PEPTIDE TECHNOLOGIES, INC.

(formerly Eternelle Skincare Products Inc.)
STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(93,579)	$(49,671)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	5,334	2,659
Stock-based compensation	45,000	10,250
Changes in operating assets and liabilities:
Prepaid expenses	(9,070)	—
Accounts payable and accrued liabilities	5,256	640
Net cash used for operating activities	(47,059)	(36,122)

Cash Flows From Investing Activities:
Website development	—	(16,000)
Net cash used in investing activities	—	(16,000)

Cash Flows From Financing Activities:
Related party advances	63,877	53,850
Note payable	70,000	—
Net cash provided by financing activities	133,877	53,850

Change in cash and equivalents	86,818	1,728
Cash and cash equivalents, beginning of year	1,728	—
Cash and cash equivalents, end of year	$88,546	$1,728

Supplemental Cash Flow Information:
Income taxes	$—	$—
Interest	$—	$—

The accompanying notes are an integral part of these financial statements.

PEPTIDE TECHNOLOGIES, INC.

(formerly Eternelle Skincare Products Inc.)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2017	156,062,660	$156,063	$692,763	$(1,130,511)	$(281,685)
Rescission of common stock	(39,200,000)	(39,200)	39,200	—	—
Stock-based compensation	10,250,000	10,250	—	—	10,250
Net loss	—	—	—	(49,671)	(49,671)
Balance at March 31, 2018	127,112,660	127,113	731,963	(1,180,182)	(321,106)
Stock-based compensation	—	—	45,000	—	45,000
Net loss	—	—	—	(93,579)	(93,579)
Balance at March 31, 2019	127,112,660	$127,113	$776,963	$(1,273,761)	$(369,685)

The accompanying notes are an integral part of these financial statements.

 PEPTIDE TECHNOLOGIES, INC.
(formerly Eternelle Skincare Products Inc.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Peptide Technologies, Inc., (the “Company” or “Peptide”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,273,761 as of March 31, 2019. The Company also has excess liabilities over assets of $369,685. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

Revenue is recognized upon shipment or upon receipt of products by the customer, depending on the agreed-upon terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectability is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs. The Company plans to begin recognizing revenue in the second quarter of the fiscal year 2020.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the years ended March 31, 2019 and 2018 was $5,334 and $2,659, respectively.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the carrying amount of any long-lived asset may be impaired, an evaluation of recoverability is performed.  There were no impairment losses during the years ended March 31, 2019 and 2018.

Share-Based Payments

The Company recognizes the cost of employee share-based payment awards on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures.

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. Peptide Technologies estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding. Expected stock price volatility is based on the historical volatility of Peptide Technologies’ stock for a period approximating the expected life, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting.

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

The Company’s financial instruments include accounts payable and accrued compensation. The carrying value of these instruments approximate their fair value because of their short-term nature.

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

NOTE 4 – ACCRUED COMPENSATION

Accrued compensation consists of the following:

	March 31, 2019	March 31, 2018
Salaries and benefits payable	$212,000	$212,000
Payroll taxes payable	9,192	9,192
Total accrued compensation	$221,192	$221,192

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s former Chief Financial Officer (“CFO”) advanced $63,877 and $53,850 to the Company during the years ended March 31, 2019 and 2018, respectively, to pay for operating expenses. The advances are due on demand and carry no interest. The related-party advances totaled $130,990 and $67,113 as of March 31, 2019 and 2018, respectively.

NOTE 6 – NOTE PAYABLE

During the year ended March 31, 2019, Black Star Holdings Ltd., a shareholder of the Company, was issued a promissory note in the principal amount of $70,000.  The note is unsecured and bears interest at 10 percent, per annum.  Repayment of this note is due no later than February 19, 2021.  On April 15, 2019, Black Star Holdings Ltd. was issued an additional promissory note in the principal amount of $67,257 ($90,000 Canadian Funds).  The note is unsecured and bears interest at 10 percent, per annum.  Repayment of the note is due no later than April 15, 2021.

NOTE 7 – COMMON STOCK

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share. 127,112,660 shares of common stock were issued and outstanding as of March 31, 2019 and 2018, respectively.  The Company determined that the fair value of its common stock was equal to its par value during the years ended March 31, 2019 and 2018.

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

In December 2018, Baxter Koehn, who was the Chairman of the Board of Directors and Chief Financial Officer, transferred 45,000,000 shares of common stock with an estimated fair value of $45,000 to Irene Getty upon her appointment as the new Chief Financial Officer and his resignation from the Board of Directors. As Mr. Koehn was a significant shareholder owning more than 10% of the shares outstanding at the time, the Company recognized stock-based compensation expense of $45,000 related to this transfer of shares based on management’s estimate of the fair value of the entity, net of liabilities. The stock-based compensation was recorded within general and administrative expense on the accompanying statement of operations.

NOTE 8 – INCOME TAXES

The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from the maximum rate of 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low taxed income (GILTI). These changes were effective beginning in 2018.

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended March 31, 2019 and 2018:

	2019	2018
Federal tax benefit at statutory rate	21.0%	35.0%
Permanent differences:
Stock compensation	-10.1%	-7.2%
Temporary differences:
Accounts payable and accrued liabilities	-0.1%	-0.5%
Other	-0.1%	-1.2%
Change in valuation allowance	-10.7%	294.3%
Change in effective tax rate	0.0%	-320.4%
Total provision	0.0%	0.0%

The composition of the Company’s deferred tax assets as of March 31, 2019 and 2018 is as follows:

	Asset (Liability)
	2019	2018

Other	$10,000	$8,000
Net operating loss carryforwards	239,000	231,000
Valuation allowance	(249,000)	(239,000)
Net deferred tax asset	$—	$—

Due to the reduction in the federal statutory rate resulting from the Tax Act, deferred tax assets decreased by $160,000, and the valuation allowance decreased by $160,000 during the year ended March 31, 2018. The valuation allowance increased by $10,000 during the year ended March 31, 2019.

The Company had a net operating loss carryforward balance of $1,148,764 and $1,100,663 as of March 31, 2019 and 2018, respectively. The Company’s net operating losses have expiration dates ranging from 2024 to 2038.

The Company’s recognized and unrecognized deferred tax assets related to unused tax losses. A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carryforwards as their utilization is not considered “more likely than not” at this time.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

NOTE 10 – SUBSEQUENT EVENTS

See Note 6.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Internal controls for Peptide Technologies Inc. were presented and accepted by the Board as of February 23, 2019.  In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2019, our Chief Executive Officer and Chief Financial Officer have not yet concluded that our internal controls and procedures over financial reporting were effective as of March 31, 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Name	Age	Office Held
Bruce Sellars	64	Director, Chief Executive Officer
Irene Getty	66	Director, Chief Financial Officer
Dennis Cox	74	Director
Byron Striloff	66	President

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

Ms. Irene Getty, Director, Chief Financial Officer

Ms. Irene Getty is an experienced executive having served as a Director and President of publicly traded companies.  Ms. Getty has over 20 years of accounting experience as an Owner and Director of Aspire Business Service, a company serving various companies in Western Canada. Previously, Ms. Getty gained 25 years of experience in the accounting departments of Rendek Construction Ltd. and other companies in Western Canada.  Ms. Getty has been a Director and Officer of a publicly traded company and several private companies.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The Company has not awarded or paid to the named executive officers any compensation during the years ended March 31, 2019 and 2018.  Effective February 23, 2019, the Board has agreed that salaries will not be accrued or paid for 24 months from the date of the resolution.

Compensation of Directors

The Company does not compensate its directors for their time spent on behalf of the Company, but they are entitled to receive reimbursement for all out-of-pocket expenses incurred for attending Board of Directors meetings. Irene Getty was paid $45,000.00 in stock (45,000.000 shares).

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 31, 2019, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each of its directors, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s common stock.  As of March 31, 2019, there were 127,112,660 shares of common stock outstanding.

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

The table also shows the number of shares beneficially owned as of March 31, 2019 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent of Common Stock
Bruce Sellars	Director, Chief Executive Officer	5,260,000	4.14%
Irene Getty	Director, Chief Financial Officer	45,255,000	35.57%
Dennis Cox	Director	259,000	0.20%
Byron Striloff	President	5,745,000	4.52%
	Total Officer and Directors	56,519,000	44.46%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by dbbmckennon for the audit and reviews of the Company’s  financial statements were $23,020 and $24,000 for the fiscal years ended March 31, 2019 and 2018, respectively.

Audit-Related Fees.  The aggregate fees billed by dbbmckennon for assurance and related services, that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2019 and 2018 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees.  The aggregate fees billed by dbbmckennon for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2019 and 2018 were $0.

All Other Fees.  The aggregate fees billed by dbbmckennon for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended March 31, 2019 and 2018 were $0.

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS.

See Item 13 “Financial Statements and Supplementary Data.” The following is a complete list of exhibits filed as part of this Form 10. Exhibit numbers correspond to Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description
3.0	Articles of Incorporation (1)
3.1	Amended Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Corporate Bylaws (1)
10.1	Advance from Baxter Koehn to Peptide Technologies, Inc. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Notes:

(1)     Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on July 28, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PEPTIDE TECHNOLOGIES, INC.
Date:	June 21, 2019	By: Name: Title:	/s/ Bruce Sellars Bruce Sellars Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PEPTIDE TECHNOLOGIES, INC.
Date:	June 21, 2019	By: Name: Title:	/s/ Irene Getty Irene Getty Chairman, Chief Financial Officer
Date:	June 21, 2019	By: Name: Title:	/s/ Bruce Sellars Bruce Sellars Director
Date:	June 21, 2019	By: Name: Title:	/s/ Dennis Cox Dennis Cox Director