Form 10-Q
period 2019-06-30
PEPTIDE TECHNOLOGIES, INC.
filed 2019-07-23
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2019
Common stock, $0.001 par value	127,112,660

 PEPTIDE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ending March 31, 2020.

 PEPTIDE TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	March 31, 2019
ASSETS

Current Assets
Cash and equivalents	$138,098	$88,546
Prepaid expenses	—	9,070
Total Current Assets	138,098	97,616

Website, net of accumulated amortization of $7,993 and $9,422 as at March 31, 2019 and June 30, 2019, respectively	6,578	8,007

Total Assets	$144,676	$105,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$49,785	$38,348
Related party advances	130,992	130,990
Accrued compensation	221,192	221,192
Other accrued liabilities	7,405	14,778
Total Current Liabilities	409,374	405,308

Notes Payable	137,256	70,000

Total Liabilities	546,630	475,308

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 127,112,660 issued and outstanding as at March 31, 2019 and June 30, 2019	127,113	127,113
Additional paid-in capital	776,963	776,963
Accumulated deficit	(1,306,030)	(1,273,761)
Total Stockholders’ Deficit	(401,954)	(369,685)
Total Liabilities and Stockholders’ Deficit	$144,676	$105,623

The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2019	2018
Operating Expenses
General and administrative	$16,826	$18,569
Sales and marketing	14,296	—
Interest expense	3,127	—
Total Operating Expenses	34,249	18,569

Operating Loss	(34,249)	(18,569)

Other Expenses
Foreign Currency gain (loss)	1,980	(4)
Net Loss	$(32,269)	$(18,573)

Basic and Diluted Loss per Common Share	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding	127,112,660	127,112,660

The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(32,269)	$(18,573)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	1,429	1,330
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,064	16,333
Prepaid expenses	9,070	—
Net cash used for operating activities	(17,706)	(910)

Cash Flows From Investing Activities:
Website development	—	—
Net cash used for investing activities	—	—

Cash Flows From Financing Activities:
Related party advances	2	312
Note payable	67,256	—
Net cash provided by financing activities	67,258	312

Change in cash and equivalents	49,552	(598)
Cash and cash equivalents, beginning of period	88,546	1,728
Cash and cash equivalents, end of period	$138,098	$1,130

The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2018	127,112,660	$127,113	$713,963	$(1,180,182)	$(321,106)
Net loss	—	—	—	(18,573)	(18,573)
Balance at June 30, 2018	127,112,660	127,113	731,963	(1,198,775)	(339,679)

Balance at March 31, 2019	127,112,660	127,113	731,963	(1,273,761)	(369,685)
Net loss	—	—	—	(32,269)	(32,269)
Balance at June 30, 2019	127,112,660	$127,113	$776,963	$(1,306,030)	$(401,954)

The accompanying notes are an integral part of these financial statements.

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

Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2019 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,306,030 as of June 30, 2019. The Company also has excess liabilities over assets of $401,954. These factors raise doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 –SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue will be recognized on a gross basis upon shipment or upon receipt of products by the customer, depending on the agreed-upon terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectability is reasonably assured. Management will assess the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs. The Company plans to begin recognizing revenue by the second quarter of this fiscal year.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and depreciated over the website’s estimated useful life of three (3) years. Amortization for the three months ended June 30, 2019 and 2018 was $1,429 and $1,330, respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s former Chief Financial Officer (“CFO”) advanced $2 and $312 to the Company during the three months ended June 30, 2019 and 2018, respectively, to pay for operating expenses.  The advances are due on demand and carry no interest. The related party advances totaled $130,992 and $130,990 as of June 30, 2019 and March 31, 2019, respectively.

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

We expect to launch our products and begin recognizing revenue by the second quarter of this fiscal year.

Financial Results and Trends

Results of Operations for the Three Months Ended June 30, 2019 and 2018

At present, the Company has no revenue. Net loss increased from $18,573 for the three months ended June 30, 2018 to $33,357 for the three months ended June 30, 2019 due to higher interest and sales and marketing expenses.to $32,269 for the three months ended June 30, 2019 due to higher interest and sales and marketing expenses.

Liquidity and Capital Resources

The Company requires significant cash to launch its business and reduce its payables. The Company’s primary sources of liquidity and capital resources have been notes payable, which are not sufficient prospectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. We are actively seeking to raise additional debt and/or equity capital to add new products and/or services to commence material operations. If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operation.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(17,706)	$(910)
Investing activities	$—	$—
Financing activities	$67,258	$312

Operating Activities

Cash used in operating activities was $17,706 and $910 for the three months ended June 30, 2019 and 2018, respectively. The increase in cash used in operating activities was primarily due to an increase in interest and in sales and marketing expenses.

Investing Activities

Cash used in investing activities was $0 for the three months ended June 30, 2019 and 2018,

Financing Activities

Cash provided by financing activities was $67,258 and $312 for the three months ended June 30, 2019 and 2018, respectively. The increase in cash provided by financing activities was primarily due a note payable.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Internal controls for Peptide Technologies Inc. were presented and accepted by the Board as of February 23, 2019. In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2019, our Chief Executive Officer and Chief Financial Officer have not yet concluded that our internal controls and procedures over financial reporting were effective as of June 30, 2019.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2019, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended June 30, 2019, Peptide did not sell any unregistered equity securities.

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

Registrant	Peptide Technologies, Inc.

Date: July 22, 2019	By:	/s/ Bruce Sellars
Bruce Sellars
Chief Executive Officer