Form 10-Q/A
period 2019-06-30
PEPTIDE TECHNOLOGIES, INC.
filed 2019-07-29
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2019
Common stock, $0.001 par value	127,112,660

 PEPTIDE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ending March 31, 2020.

Explanatory Note:

The Form 10-Q is amended to provide additional disclosures previously omitted and reorganize our disclosures regarding our business. There were no changes to our financial condition, results of operations or cash flows.

 PEPTIDE TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	March 31, 2019
ASSETS

Current Assets
Cash and equivalents	$138,098	$88,546
Prepaid expenses	—	9,070
Total Current Assets	138,098	97,616

Website, net of accumulated amortization of $9,422 and $7,993 at June 30, 2019 and March 31, 2019, respectively	6,578	8,007

Total Assets	$144,676	$105,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$49,785	$38,348
Related party advances	130,992	130,990
Accrued compensation	221,192	221,192
Other accrued liabilities	7,405	14,778
Total Current Liabilities	409,374	405,308

Notes Payable	137,256	70,000

Total Liabilities	546,630	475,308

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 127,112,660 issued and outstanding at June 30, 2019 and March 31, 2019	127,113	127,113
Additional paid-in capital	776,963	776,963
Accumulated deficit	(1,306,030)	(1,273,761)
Total Stockholders’ Deficit	(401,954)	(369,685)
Total Liabilities and Stockholders’ Deficit	$144,676	$105,623

The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2019	2018
Operating Expenses
General and administrative	$16,826	$18,569
Sales and marketing	14,296	—
Total Operating Expenses	31,122	18,569

Operating Loss	(31,122)	(18,569)

Other Income (Expenses)
Interest expense	(3,127)	—
Foreign Currency gain (loss)	1,980	(4)
Net Loss	$(32,269)	$(18,573)

Basic and Diluted Loss per Common Share	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding	127,112,660	127,112,660

The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(32,269)	$(18,573)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization	1,429	1,330
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,064	16,333
Prepaid expenses	9,070	—
Net cash used for operating activities	(17,706)	(910)

Cash Flows From Investing Activities:
Website development	—	—
Net cash used for investing activities	—	—

Cash Flows From Financing Activities:
Related party advances	2	312
Note payable	67,256	—
Net cash provided by financing activities	67,258	312

Change in cash and equivalents	49,552	(598)
Cash and cash equivalents, beginning of period	88,546	1,728
Cash and cash equivalents, end of period	$138,098	$1,130

The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR
THE THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2019

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
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Peptide Technologies, Inc. (the “Company” or “Peptide”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

The Company’s business is to develop and market proprietary skincare products which will be sold online. The majority of manufacturing, distribution, marketing, and sales operations will be outsourced , however, strategic planning and development will be performed internally by the Company.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s former Chief Financial Officer (“CFO”) advanced $2 and $312 to the Company during the three months ended June 30, 2019 and 2018, respectively, to pay for operating expenses. The advances are due on demand and carry no interest. The related party advances totaled $130,992 and $130,990 as of June 30, 2019 and March 31, 2019, respectively. Concerning the related party advances the Company will begin to accrue interest at 10% per annum beginning July 1, 2019.

NOTE 6 – NOTES PAYABLE

During the year ended March 31, 2019, Black Star Holdings Ltd., a shareholder of the Company, was issued a promissory note in the principal amount of $70,000. The note is unsecured and bears interest at 10 percent, per annum. Repayment of this note is due no later than February 19, 2021. On April 15, 2019, Black Star Holdings Ltd. was issued an additional promissory note in the principal amount of $67,257 ($90,000 Canadian Funds). The note is unsecured and bears interest at 10 percent, per annum. Repayment of the note is due no later than April 15, 2021. Interest expense was $3,127 during the three months ended June 30, 2019.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Our plan is to build a state-of-the-art online store with a direct marketing and sales funnel aimed at targeted channels, using internet, social media, and content marketing. The Company’s marketing approach uses vetted channels that encompass several steps to gauge performance data from marketing tests against other campaigns in real-time with the ability to modify content delivery to targeted consumers immediately. The Company will engage a team with proprietary algorithmic software to assist in making these marketing decisions. Management believes this will provide the Company a distinct advantage over other companies that outsource marketing and advertising efforts to third parties.

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

Financial Results and Trends

Results of Operations for the Three Months Ended June 30, 2019 and 2018

At present, the Company has no revenue. Net loss increased from $18,573 for the three months ended June 30, 2018 to $32,269 for the three months ended June 30, 2019 due to higher interest and sales and marketing expenses.

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

Investing Activities

Cash used in investing activities was $0 for the three months ended June 30, 2019 and 2018.

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

Internal controls for Peptide Technologies Inc. were presented and accepted by the Board as of February 23, 2019. In connection with the preparation of this Quarterly Report on Form 10- Q , our Chief Executive Officer and Chief Financial Officer have not yet concluded that our internal controls and procedures over financial reporting were effective as of June 30, 2019.

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

Registrant	Peptide Technologies, Inc.

Date: July 26, 2019	By:	/s/ Bruce Sellars
Bruce Sellars
Chief Executive Officer