Form 10-Q
period 2019-09-30
PEPTIDE TECHNOLOGIES, INC.
filed 2019-10-30
CIK 1357878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

Commission File No. 000-53230

PEPTIDE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0535345
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5348 Vegas Drive #177

Las Vegas, NV 89108

(Address of principal executive offices)

(702) 948-8893

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2019
Common stock, $0.001 par value	127,112,660

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

 PEPTIDE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the year ending March 31, 2020.

 PEPTIDE TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	March 31, 2019
ASSETS

Current Assets
Cash and cash equivalents	$1,053	$88,546
Prepaid expenses	—	9,070
Prepaid inventories	244,870	—
Total Current Assets	245,923	97,616

Website, net of accumulated amortization of $10,667 and $7,993 at September 30, 2019 and March 31, 2019, respectively	5,333	8,007

Total Assets	$251,256	$105,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$167,574	$38,348
Related party advances	130,992	130,990
Accrued compensation	221,192	221,192
Other accrued liabilities	14,667	14,778
Total Current Liabilities	534,425	405,308

Notes payable	137,256	70,000

Total Liabilities	671,681	475,308

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 127,112,660 shares issued and outstanding as of September 30, 2019 and March 31, 2019	127,113	127,113
Additional paid-in capital	776,963	776,963
Accumulated deficit	(1,324,501)	(1,273,761)
Total Stockholders’ Deficit	(420,425)	(369,685)
Total Liabilities and Stockholders’ Deficit	$251,256	$105,623

The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Expenses
General and administrative	$11,385	$4,820	$28,211	$23,389
Sales and marketing	237	—	14,533	—
Total Operating Expenses	11,622	4,820	42,744	23,389

Operating Loss	(11,622)	(4,820)	(42,744)	(23,389)

Other Expense
Interest expense	(6,762)	—	(9,889)	—
Foreign currency gain	(86)	11	1,893	7
Net Loss	$(18,470)	$(4,809)	$(50,740)	$(23,382)

Basic and Diluted Loss per Common Share	$—	$—	$—	$—
Weighted Average Number of Common Shares Outstanding	127,112,660	127,112,660	127,112,660	127,112,660

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(50,740)	$(23,382)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	2,674	2,674
Changes in operating assets and liabilities:
Prepaid inventory	(235,800)	—
Accounts payable and accrued liabilities	129,115	19,584
Net cash used in operating activities	(154,751)	(1,124)

Cash Flows From Investing Activities:
Website development	—	—
Net cash used in investing activities	—	—

Cash Flows From Financing Activities:
Related party advances	2	479
Proceeds from issuances of note payable	67,256	—
Net cash provided by financing activities	67,258	479

Decrease in cash and equivalents	(87,493)	(645)
Cash and cash equivalents, beginning of period	88,546	1,728
Cash and cash equivalents, end of period	$1,053	$1,083

The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR

THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2018	127,112,660	$127,113	$731,963	$(1,180,182)	$(321,106)
Net loss	—	—	—	(23,382)	(23,382)
Balance at September 30, 2018	127,112,660	127,113	731,963	(1,203,564)	(344,488)

Balance at March 31, 2019	127,112,660	127,113	776,963	(1,273,761)	(369,685)
Net loss	—	—	—	(50,740)	(50,740)
Balance at September 30, 2019	127,112,660	$127,113	$776,963	$(1,324,501)	$(420,425)

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Peptide Technologies, Inc. (the “Company” or “Peptide”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

The Company’s business is to develop and market proprietary skincare products which will be sold online. The majority of manufacturing, distribution, marketing and sales operations will be outsourced, however, strategic planning and development will be performed internally by the Company.

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

Operating results for the three and six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2019 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,324,501 as of September 30, 2019. The Company also has excess liabilities over assets of $420,425. These factors raise doubt about the Company’s ability to continue as a going concern.

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

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three and six months ended September 30, 2019 and September 30, 2018 was $1,344 and $2,674 and $1,344 and $2,674, respectively.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Accounting Standards Updates (“ASU”) to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of the ASC. The Company believes those updates issued-to-date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s Chief Financial Officer (“CFO”) advanced $2 and $479 to the Company during the six months ended September 30, 2019 and 2018, respectively, to pay for operating expenses. The advances are due on demand. The related party advances totaled $130,992 and $130,990 as of September 30, 2019 and March 31, 2019, respectively.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019, payable on demand.  Interest expense was $3,302 during the six months ended September 30, 2019, which is included in other accrued liabilities at September 30, 2019.

NOTE 6 – NOTES PAYABLE

During the year ended March 31, 2019, Black Star Holdings Ltd., a shareholder of the Company, was issued a promissory note in the principal amount of $70,000.  The note is unsecured and bears interest at 10 percent per annum.  Repayment of this note is due no later than February 19, 2021.  On April 15, 2019, Black Star Holdings Ltd., was issued an additional promissory note in the principal amount of $67,256 ($90,000 Canadian Funds), payable in Canadian dollars.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of the note is due no later than April 15, 2021.  Interest expense was $6,587 during the six months ended September 30, 2019, which is included in other accrued liabilities at September 30, 2019.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

NOTE 8 – SUBSEQUENT EVENTS

In October 2019, Black Star Holdings Ltd., a shareholder of the Company, was issued an additional promissory note in the principal amount of $10,000.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than October 30, 2021.

In October 2019, Black Star Holdings Ltd., a shareholder of the Company, was issued an additional promissory note in the principal amount of $30,000.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than October 30, 2021.

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

We have built a state-of-the-art online store/website that integrates Amazon, Shopify, PayPal and Apple Pay platforms, with a direct marketing and sales funnel aimed at targeted channels, using internet, social media, and content marketing. The Company’s marketing approach uses vetted channels that encompass several steps to gauge performance data from marketing tests against other campaigns in real-time with the ability to modify content delivery to targeted consumers immediately. The Company will engage a team with proprietary algorithmic software to assist in making these marketing decisions. Management believes this will provide the Company a distinct advantage over other companies that outsource marketing and advertising efforts to third parties.

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

We expect to launch our products and begin recognizing revenue by the third quarter of our fiscal year in time for the shopping holiday season (ie. October 2019).   Our first order placed July 19, 2019, will be received at the distribution center during the last week of October 2019.  A second order will be completed and is to be received at the distribution center by mid November 2019.  (See Current Assets:  Prepaid Inventories)

Financial Results and Trends

Results of Operations for the Six Months Ended September 30, 2019 and 2018

At present, the Company has no revenue. Net loss increased from $23,382 for the six months ended September 30, 2018 to $50,740 for the six months ended September 30, 2019 due to higher general and administrative expenses, interest expense and increased sales and marketing expense.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(154,751)	$(1,124)
Investing activities	$—	$—
Financing activities	$67,258	$479

Operating Activities

Cash used in operating activities was $154,751 and $1,124 for the six months ended September 30, 2019 and 2018, respectively. The increase in cash used in operating activities was primarily due to increase in net loss and prepaid expenses offset with a lesser increase in accounts payables and accrued liabilities.

Investing Activities

Cash used in investing activities was $0 for the six months ended September 30, 2019 and 2018, respectively.

Financing Activities

Cash provided by financing activities was $67,258 and $479 for the six months ended September 30, 2019 and 2018, respectively. The increase in cash provided by financing activities was primarily due notes payable.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Internal controls for Peptide Technologies Inc. were presented and accepted by the Board as of February 23, 2019. In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2019, our Chief Executive Officer and Chief Financial Officer have not yet concluded that our internal controls and procedures over financial reporting were effective as of September 30, 2019.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2019, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended September 30, 2019, Peptide did not sell any unregistered equity securities.

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

Registrant	Peptide Technologies, Inc.

Date: October 29, 2019	By:	/s/ Bruce Sellars
Bruce Sellars
Chief Executive Officer