Form 10-K/A
period 2019-03-31
PEPTIDE TECHNOLOGIES, INC.
filed 2020-01-23
CIK 1357878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Peptide Technologies, Inc. (the “Company”) is filing this Amendment No.1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended March 31, 2019 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on June 24, 2019 (the “Original Filing Date”)

The Company is filing this Amendment to provide a statement identifying the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting and to clarify the disclosure under Part II, Item 9A, Controls and Procedures, wherein it indicated that such controls were ineffective as of March 31, 2019. The Company’s Controls and Procedures were effective on March 31, 2019.

Except for the foregoing, no other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and our Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A  includes information concerning the controls and control evaluations referred to in those certifications.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2019, as such term is defined in Exchange Act Rule 13a-15(f).

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

Internal controls for Peptide Technologies Inc. were presented and accepted by the Board as of February 23, 2019.  In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of March 31, 2019.

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

PEPTIDE TECHNOLOGIES, INC.

Date:	January 23, 2020	By: Name: Title:	/s/ Bruce Sellars Bruce Sellars Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PEPTIDE TECHNOLOGIES, INC.

Date:	January 23, 2020	By: Name: Title:	/s/ Irene Getty Irene Getty Chairman, Chief Financial Officer

Date:	January 23, 2020	By: Name: Title:	/s/ Bruce Sellars Bruce Sellars Director