Form 10-Q
period 2019-12-31
PEPTIDE TECHNOLOGIES, INC.
filed 2020-02-10
CIK 1357878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

(702) 805-7525
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
              Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2020
Common stock, $0.001 par value	127,112,660

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

 PEPTIDE TECHNOLOGIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018
TABLE OF CONTENTS

 PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended December 31, 2019 are not necessarily indicative of the results that can be expected for the year ending March 31, 2020.

PEPTIDE TECHNOLOGIES, INC.
BALANCE SHEETS
(UNAUDITED)

	December 31, 2019	March 31, 2019
ASSETS

Current Assets
Cash and cash equivalents	$3,137	$88,546
Prepaid inventories	123,395	9,070
Inventories	124,226	—
Total Current Assets	250,758	97,616

Website, net of accumulated amortization of $12,011 and $7,993 at December 31, 2019 and March 31, 2019, respectively	3,989	8,007

Total Assets	$254,747	$105,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$115,297	$38,348
Related party advances	130,992	130,990
Accrued compensation	221,192	221,192
Other accrued liabilities	22,695	14,778
Total Current Liabilities	490,176	405,308

Notes payable	205,549	70,000

Total Liabilities	695,725	475,308

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 127,112,660 shares issued and outstanding as of December 31, 2019 and March 31, 2019	127,113	127,113
Additional paid-in capital	776,963	776,963
Accumulated deficit	(1,345,054)	(1,273,761)
Total Stockholders’ Deficit	(440,978)	(369,685)
Total Liabilities and Stockholders’ Deficit	$254,747	$105,623

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue
Sales	$1,671	$—	$1,671	$—
Total Sales	1,671	—	1,671	—

Cost of Sales
Purchases	194	—	194	—
Total Cost of Sales	194	—	194	—

Gross Profit	1,477	—	1,477	—

Operating Expenses
General and administrative	12,535	51,990	40,745	75,379
Sales and marketing	1,570	—	16,103	—
Research and development	—	300	—	300
Total Operating Expenses	14,105	52,290	56,848	75,679

Operating Loss	(12,628)	(52,290)	(55,371)	(75,679)

Other Expense
Interest expense	(8,028)	—	(17,917)	—
Foreign currency gain	102	(1,455)	1,995	(1,448)
Net Loss	$(20,554)	$(53,745)	$(71,293)	$(77,127)

Basic and Diluted Loss per Common Share	$—	$—	$—	$—
Weighted Average Number of Common Shares Outstanding	127,112,660	127,112,660	127,112,660	127,112,660

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(71,293)	$(77,127)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,018	4,019
Stock-based compensation	—	45,000
Changes in operating assets and liabilities:
Inventories	(124,226)	—
Prepaid inventories	(114,325)	—
Accounts payable and accrued liabilities	84,866	4,585
Net cash used in operating activities	(220,960)	(23,523)

Cash Flows from Investing Activities:
Website development	—	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Related party advances	2	53,874
Proceeds from issuances of notes payable	135,549	—
Net cash provided by financing activities	135,551	53,874

(Decrease) Increase in cash and equivalents	(85,409)	30,351
Cash and cash equivalents, beginning of period	88,546	1,728
Cash and cash equivalents, end of period	$3,137	$32,079

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR
THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2018	127,112,660	$127,113	$731,963	$(1,180,182)	$(321,106)
Stock-based compensation	—	—	45,000	—	45,000
Net loss	—	—	—	(77,127)	(77,127)
Balance at December 31, 2018	127,112,660	127,113	776,963	(1,257,309)	(353,233)

Balance at March 31, 2019	127,112,660	127,113	776,963	(1,273,761)	(369,685)
Net loss	—	—	—	(71,293)	(71,293)
Balance at December 31, 2019	127,112,660	$127,113	$776,963	$(1,345,054)	$(440,978)

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Peptide Technologies, Inc. (the “Company” or “Peptide”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

The Company’s business is to develop and market proprietary skincare products which will be sold online. The majority of manufacturing, distribution, marketing and sales operations will be outsourced; however, strategic planning and development will be performed internally by the Company.  We commenced product sales in December 2019.

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

Operating results for the three and nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2019 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,345,054 as of December 31, 2019. The Company also has excess liabilities over assets of $440,978. These factors raise doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 –SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We offer skincare products through our online store. Revenues are recognized gross when control of our goods are transferred to the customer, which generally occurs upon delivery to the customer. At the time an order is accepted, prices are fixed and determinable and are not subject to adjustment. We do not offer refunds, returns or exchanges. All sales are final. We reserve the right to refuse all returns, reshipments and refunds. The Company defers revenue where the earnings process is not yet complete.

Inventories

Inventory of retail merchandise is valued at the lower of cost and net realizable value with a cost being determined on a first-in, first out method.  Costs includes all costs of manufacturing the product, packaging, cost of conversion and other costs incurred in bringing the inventory to its present condition and location.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three and nine months ended December 31, 2019 and December 31, 2018 was $1,344 and $4,018 and $1,344 and $4,019, respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s former Chief Financial Officer (“CFO”) advanced zero and $53,874 to the Company during the nine months ended December 31, 2019 and 2018, respectively, to pay for operating expenses.  The related party advances totaled $130,992 and $130,990 as of December 31, 2019 and March 31, 2019, respectively.  The advances are due on demand.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019, payable on demand.  Interest expense was $6,603 during the nine months ended December 31, 2019, which is included in other accrued liabilities at December 31, 2019.

NOTE 6 – NOTES PAYABLE

During the year ended March 31, 2019, Black Star Holdings Ltd. (“Black Star”), a shareholder of the Company, was issued a promissory note in the principal amount of $70,000.  The note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than February 19, 2021.

On April 15, 2019, Black Star was issued an additional promissory note in the principal amount of $67,256 ($90,000 Canadian Funds), payable in Canadian dollars.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of the note is due no later than April 15, 2021.

On October 11, 2019, Black Star was issued a promissory note in the principal amount of $10,000.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than October 30, 2021.  On October 21, 2019, Black Star was issued an additional promissory note in the principal amount of $30,000.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than October 30, 2021.  On October 25, 2019, Black Star was issued an additional promissory note in the principal amount of $24,500.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than October 25, 2021.

On December 5, 2019, Black Star was issued an additional promissory note in the principal amount of $3,792($5,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than December 5, 2021.

Aggregate interest expense was $11,314 and $778 during the nine months ended December 31, 2019 and December 31, 2018, which is included in other accrued liabilities at December 31, 2019.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

NOTE 8 – SUBSEQUENT EVENTS

In January 20, 2020, Black Star was issued an additional promissory note in the principal amount of $7,656($10,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than January 20, 2022.

January 31, 2020, Black Star was issued an additional promissory note in the principal amount of $52,886 ($70,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than January 31, 2022.

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

Our Company has developed its proprietary skincare formulations, and we are using internationally recognized experts in the manufacturing of specialized, professional quality products that meet the demands of day and resort spa, medical spa, and eco spa markets.

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

We have built a state-of-the-art online store/website that integrates Amazon, Shopify, PayPal and Apple Pay platforms, with a direct marketing and sales funnel aimed at targeted channels, using internet, social media, and content marketing. The Company’s marketing approach uses vetted channels that encompass several steps to gauge performance data from marketing tests against other campaigns in real-time with the ability to modify content delivery to targeted consumers immediately. The Company has engaged a team with proprietary algorithmic software to assist in making these marketing decisions. Management believes this will provide the Company a distinct advantage over other companies that outsource marketing and advertising efforts to third parties.

The skincare space is well-suited for direct-to-consumer sales, and there are several channels that the Company will leverage to introduce its unique branding and creative advertising assets. Creating brand visibility, along with the back-end support to process orders, is one of the Company’s key strengths over smaller competitors in the space. In addition, the Company is creating a brand that allows visibility and awareness to be molded organically, thereby increasing the brand’s value quickly.

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

We launched our products and began recognizing revenue December 2019.  Our first order from our manufacturer was placed July 19, 2019 and was received at the distribution center during the last week of October 2019.  The second order from our manufacturer was placed August 2, 2019.

Financial Results and Trends

Results of Operations for the Nine Months Ended December 31, 2019 and 2018

At present, the Company has $1,671 and $0 revenue during the nine months ended December 31, 2019 and December 31, 2018 respectively. Net loss decreased from $77,127 for the nine months ended December 31, 2018 to $71,293 for the nine months ended December 31, 2019 due to an increase in revenue and lower general and administrative expenses offset by a lesser increase in sales and marketing and interest expenses.

Liquidity and Capital Resources

The Company requires significant cash to launch its business and reduce its payables. The Company’s primary sources of liquidity and capital resources have been related party advances and note payables which are not sufficient prospectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. We are actively seeking to raise additional debt and/or equity capital to add new products and/or services to commence material operations. If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operation.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine Months Ended
	December 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(220,960)	$(23,523)
Investing activities	$—	$—
Financing activities	$135,551	$53,874

Operating Activities

Cash used in operating activities was $220,960 and $23,523 for the nine months ended December 31, 2019 and 2018, respectively. The increase in cash used in operating activities was primarily due to increase in inventory and prepaid, expenses and decrease in stock-based compensation offset with a lesser increase in accounts payables and accrued liabilities.

Investing Activities

Cash used in investing activities was $0 for each of the nine months ended December 31, 2019 and 2018, respectively.

Financing Activities

Cash provided by financing activities was $135,551 and $53,874 for the nine months ended December 31, 2019 and 2018, respectively. The increase in cash provided by financing activities was primarily due to notes payable.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of December 31, 2019.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2019, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended December 31, 2019, Peptide did not sell any unregistered equity securities.

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

Registrant	Peptide Technologies, Inc.

Date: February 10, 2020	By:	/s/ Bruce Sellars
Bruce Sellars
Chief Executive Officer