Form 10-K
period 2020-03-31
PEPTIDE TECHNOLOGIES, INC.
filed 2020-06-23
CIK 1357878

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2020

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number: 000-53230

PEPTIDE TECHNOLOGIES, INC.
 (Name of small business issuer as specified in its charter)

Nevada	32-0535345
State of Incorporation	IRS Employer Identification No.

 5348 Vegas Drive #177
 Las Vegas, Nevada 89108
 (Address of principal executive offices)

(702) 805-7525
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

There is no aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2020, the last business day of the registrant’s most recently completed fiscal year, as the registrant’s shares of common stock are not quoted on a national exchange.  There is no trading symbol for the registrant’s common stock.

Number of shares outstanding of the registrant’s common stock as of June 23, 2020: 127,112,660 shares.

 PEPTIDE TECHNOLOGIES, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEARS ENDED MARCH 31, 2020 AND 2019
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

We pre-launched our products and began recognizing revenue the third quarter of our fiscal year.   Our first order from our manufacturer was placed July 19, 2019 and was received at the distribution center during the last week of October 2019.  The second order from our manufacturer was placed August 2, 2019.

Business Segments

The Company consists of only one reportable business segment.

Employees

The Company does not currently have any employees other than the President and Chief Executive Officer and Chief Financial Officer who are responsible for strategic planning and development, as well as some operational duties.

The majority of manufacturing, distribution, marketing, and sales operations is outsourced. However, strategic planning and development will be performed internally by the Company. This includes, but is not limited to, developing our catalog of products, developing proprietary skincare formulations, pricing our products, deciding which markets to target, deciding which influencers to engage in marketing campaigns, developing sales channels such as our e-commerce sites, determining which marketing initiatives to pursue, and selecting strategic partners and suppliers to advance our business plans.

Facilities and Properties

The Company does not own its own facilities and is presently renting an identity office at 5348 Vegas Drive #177, Las Vegas, Nevada 89108.

As the production of our products is outsourced to a manufacturer, the Company has no need for a physical manufacturing facility.

The packaging and labeling of our products for shipping and distribution is outsourced. Management also outsources the delivery of its products to a name brand distributor who has an advanced fulfillment network. The Company will benefit from the distributor’s expertise in worldwide product delivery. As such, the Company has no need for a warehouse or distribution facility.

Manufacturing and Materials

The primary raw materials that we will use in the manufacture of our products are various botanicals, peptides, collagen and vitamin C. These raw materials are readily available from multiple suppliers and are utilized widely in the cosmetic and skincare industry. The manufacturer sources the raw materials and blends them with our custom specifications.

Distribution

We sell our products primarily through our own e-commerce websites directly to consumers online through Company-owned and operated e-commerce sites. While we expect a majority of our online sales to be generated in the United States, we intend for expansion of online sales growth globally.

Marketing

We continue to build brand awareness and sales through our digital presence, which encompasses e-commerce and m-commerce, as well as digital and social media. We wish to set the standard for online shopping by continually innovating to better meet consumer online shopping preferences (e.g., how-to videos, ratings and reviews, and mobile phone and tablet applications). We support our e-commerce and m-commerce businesses via digital and social marketing activities designed to build brand equity and consumer engagement. We will support our authorized retailers to strengthen their e-commerce businesses and drive sales of our brands on their websites. We are dedicating resources to implement coordinated, brand-enhancing strategies across all online activities to increase our direct access to consumers.

Competition

There is vigorous competition in the skin care industry. Brand recognition, quality, performance, availability and price are some of the factors that impact consumers’ choices among competing products.  We will compete against a number of companies, some of which have substantially greater resources than we do.

Trademarks, Patents and Copyrights

We have been granted trademark rights or patent rights for the company logo that has been created for the company.  This  trademark has been approved by the United States Patent and Trademark Office.  We own the domain names www.eternelleskin.com, www.eternelleskincare.com, www.eternelleskincareproducts.com.

Government Regulation

Our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are sold. Such regulations principally relate to the ingredients, manufacturing, labeling, packaging, marketing, advertising, shipment, disposal and safety of our products.

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

Direct-to-consumer online sales of the Company’s skincare products are being marketed using social media strategies and top influencers in the skincare space. In addition, we plan to market our products through dermatologist offices. The Company faces vigorous competition from multinational consumer product companies. Some of these companies have greater resources than Peptide Technologies and may be able to respond to changing business and economic conditions more quickly. Competition in the skincare business is based on perceived value, branding, pricing, advertising, new product development, e-commerce initiatives, and other activities.

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

As of March 31, 2020, the Company is not profitable.  The Company must be regarded as a start-up venture with all the unforeseen costs, expenses, problems, risks, and difficulties to which such ventures are subject.

The Company can give no assurance of success or profitability to the Company’s investors.

There is no assurance that the Company will ever operate profitably.  There is no assurance that the Company will generate substantial revenues or profits, or that the market price of the Company’s common stock will increase thereby.

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

The Company’s officers and directors are collectively the beneficial owners of approximately 45% of the outstanding shares of the Company’s common stock. As long as the Company’s officers and directors collectively own a significant percentage of its common stock, other shareholders may generally be unable to affect or change the management or the direction of the Company without the support of its officers and directors. As a result, some investors may be unwilling to purchase the Company’s common stock. If the demand for the Company’s common stock is reduced because its officers and directors have significant influence over the Company, the price of the Company’s common stock could be materially depressed.The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and approval of significant corporate transactions.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for Peptide Technologies’ common stock, par value $0.001 per share. There were no trades of Peptide Technologies’ common stock during the years ended March 31, 2020 and 2019.

Holders of Record

As of March 31, 2020, the Company had 168 holders of record of its common stock.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the years ended March 31, 2020 and 2019.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

The Company’s business is to develop and market skincare products. The company has built a state-of-the-art online store with a direct marketing and sales funnel aimed at targeted channels, using internet, social media, and content marketing. The Company’s marketing approach uses vetted channels that encompass several steps to gauge performance data from marketing tests against other campaigns in real-time with the ability to modify content delivery to targeted consumers immediately. The Company has engaged a team with proprietary algorithmic software to assist in making these marketing decisions. Management believes this will provide the Company a distinct advantage over other companies that outsource marketing and advertising efforts to third parties.

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

In addition to basic social media strategies, management intends to engage top influencers in the skincare space. The Company will identify new and potential influencers using proprietary algorithmic software tools. Subsequent to  pre-launch sales, management will create a predictable sales model to accelerate and project the Company’s future growth. The Company will utilize Facebook, Instagram, Twitter, and an online blog, and will retarget ads to IP addresses collected from online orders and influencers’ websites.

Given the complexity of global shipping, the Company has partnered with a name brand distributor to deliver its products. The distributor has an advanced fulfillment network, and the Company will benefit from the distributor’s expertise in worldwide product delivery. Management has negotiated an arrangement with the distributor to warehouse the Company’s products in the distributor’s fulfillment centers. The distributor will pick, pack, and ship products, as well as provide customer service for the Company’s products. The distributor’s fulfillment centers are built to efficiently manage inventory and are able to handle cross-border shipping and customs issues.

We are now in the process of putting together a marketing and sales funnel with the right channels and key trackable metrics to test and adjust the funnel for maximum effectiveness. Our long-term marketing objectives include creating brand visibility and awareness, securing paid social media and online advertising, blogging and content marketing, and developing a public relations strategy. Marketing media to be engaged will include social media networks, such as Facebook, Instagram, Twitter, and YouTube Pre-Roll Ads. Additional advertising channels will be engaged, including Google PPC (Search Ads), retargeting ads, influencer marketing, and content marketing. In addition, we will be creating video content to be used on our website. We expected to launch our marketing campaign in the second quarter of the fiscal year ending March 31, 2021.  Due to the COVID-19 pandemic, our sales launch has been delayed.  We expect to have launched by early July 2020.

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

Results of Operations for the Years Ended March 31, 2020 and 2019

At present, the Company has minimal revenue. Net loss increased from $93,579 for the year ended March 31, 2019 to $111,589 for the year ended March 31, 2020 due to higher sales and marketing as well as interest expenses offset by a reduction in general and administration expenses.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been  notes payable of $221,723 during the year ended March 31, 2020.  Subsequent to March 31, 2020, the Company received an additional note payable totaling $7,173 ($10.000 Canadian Funds).  The Company requires significant cash to launch its business and reduce its liabilities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  We are actively seeking to raise additional debt and/or equity capital to add new products and/or services to commence material operations.  If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operation.  Our independent registered public accounting firm included an explanatory paragraph in their report regarding substantial doubt about the Company’s ability to continue as a going concern.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

	Year Ended
	March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(298,811)	$(47,059)
Investing activities	$(6,000)	$-
Financing activities	$221,725	$133,877

Operating Activities

Cash used in operating activities was $298,811 and $47,059 for the years ended March 31, 2020 and 2019, respectively. The increase in cash used in operating activities was primarily due to an increase in inventory.

Investing Activities

Cash used in investing activities was $6,000 and $0 for the years ended March 31, 2020 and 2019.  The increase in cash used was due to improvements to our Website.

Financing Activities

Cash provided by financing activities was $221,725 and $133,877 for the years ended March 31, 2020 and 2019, respectively. The increase in cash provided by financing activities was primarily due to higher notes payable offset by a decrease in related party advances.

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

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the carrying amount of any long-lived asset may be impaired, an evaluation of recoverability is performed.  There were no impairment losses during the years ended March 31, 2020 and 2019.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLMENTARY DATA.

PEPTIDE TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Peptide Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Peptide Technologies, Inc. (the “Company”) as of March 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not achieved positive earnings and operating cash flows to enable the Company to finance its operations internally, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon

We have served as the Company’s auditor since 2017.

Newport Beach, California
June __, 2019

PEPTIDE TECHNOLOGIES, INC.
BALANCE SHEETS

	March 31, 2020	March 31, 2019
ASSETS

Current Assets
Cash and equivalents	$5,460	$88,546
Prepaid expenses	—	9,070
Inventories	246,691	—
Total Current Assets	252,151	97,616

Website, net of accumulated amortization of $14,984 and $7,993 as of March 31, 2020 and 2019, respectively	7,016	8,007

Total Assets	$259,167	$105,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$51,098	$38,348
Related party advances	130,992	130,990
Accrued compensation	221,192	221,192
Other accrued liabilities	45,436	14,778
Current portion of notes payable to shareholder	70,000	—
Total Current Liabilities	518,718	405,308

Notes Payable to shareholder, net of current portion	221,723	70,000

Total Liabilities	740,441	475,308

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 127,112,660 issued and outstanding as of March 31, 2020 and 2019.	127,113	127,113
Additional paid-in capital	776,963	776,963
Accumulated deficit	(1,385,350)	(1,273,761)
Total Stockholders’ Deficit	(481,274)	(369,685)
Total Liabilities and Stockholders’ Deficit	$259,167	$105,623

The accompanying notes are an integral part of these financial statements.

 PEPTIDE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2020	2019

Sales	$2,608	$—

Cost of Sales	1,712	—

Gross Profit	896	—

Operating Expenses:
General and administrative, including stock-based compensation of $0 and $45,000 for the years ended March 31, 2020 and 2019, respectively	61,031	91,734
Sales and marketing	16,868	—
Total Operating Expenses	77,899	91,734

Operating Loss	(77,003)	(91,734)

Other Income (Expense):
Interest expense	(28,658)	(778)
Foreign currency loss	(5,928)	(1,067)
Total Other Income (Expense)	(34,586)	(1,845)

Net Loss	$(111,589)	$(93,579)

Basic and Diluted Loss per Common Share	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding	127,112,660	127,112,660

The accompanying notes are an integral part of these financial statements.

 PEPTIDE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(111,589)	$(93,579)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	6,991	5,334
Stock-based compensation	—	45,000
Foreign currency adjustments	7,632	—
Changes in operating assets and liabilities:
Inventories	(246,691)	—
Prepaid expenses	9,070	(9,070)
Accounts payable and accrued liabilities	43,408	5,256
Net cash used for operating activities	(291,179)	(47,059)

Cash Flows from Investing Activities:
Website development	(6,000)	—
Net cash used in investing activities	(6,000)	—

Cash Flows from Financing Activities:
Related party advances	2	63,877
Proceeds from notes payable to shareholder	214,091	70,000
Net cash provided by financing activities	214,093	133,877

(Decrease) Increase in cash and equivalents	(83,086)	86,818
Cash and cash equivalents, beginning of year	88,546	1,728
Cash and cash equivalents, end of year	$5,460	$88,546

Supplemental Cash Flow Information:
Income taxes	$—	$—
Interest	$—	$—

The accompanying notes are an integral part of these financial statements.

PEPTIDE TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2018	127,112,660	$127,113	$731,963	$(1,180,182)	$(321,106)
Stock-based compensation	—	—	45,000	—	45,000
Net loss	—	—	—	(93,579)	(93,579)
Balance at March 31, 2019	127,112,660	127,113	776,963	(1,273,761)	(369,685)

Net loss	—	—	—	(111,589)	(111,589)
Balance at March 31, 2020	127,112,660	$127,113	$776,963	$(1,385,350)	$(481,274)

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,385,350 as of March 31, 2020. The Company also has excess liabilities over assets of $481,274. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories

Inventories consists of retail merchandise purchased for resale.  Inventories are valued at the lower of cost and net realizable value with the cost being determined on a first-in, first-out basis (FIFO) cost method.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the years ended March 31, 2020 and 2019 was $6,991 and $5,334, respectively.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the carrying amount of any long-lived asset may be impaired, an evaluation of recoverability is performed.  There were no impairment losses during the years ended March 31, 2020 and 2019.

Revenue Recognition

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board Issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of the ASC. The Company believes those updates issued-to-date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company. The following are recent accounting pronouncements which may impact the Company:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes several practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company has adopted the provisions of the new standard, but it has not had an impact on the Company as it does not have any leases.

NOTE 4 – ACCRUED LIABILITIES

Accrued compensation consists of the following:

	March 31, 2020	March 31, 2019
Salaries and benefits payable	$212,000	$212,000
Payroll taxes payable	9,192	9,192
Total accrued compensation	$221,192	$221,192

Other accrued liabilities consists of the following:

	March 31, 2020	March 31, 2019
Accrued accounting fees	$16,000	$14,000
Accrued interest	29,436	778
Total other accrued liabilities	$45,436	$14,778

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s former Chief Financial Officer (“CFO”) advanced $2 and $63,877 to the Company during the years ended March 31, 2020 and 2019, respectively, to pay for operating expenses. The related-party advances totaled $130,992 and $130,990 as of March 31, 2020 and 2019, respectively. The advances are due on demand.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  Repayment is due no later than June 30, 2021.  Interest expense was $9,869 during the year ended March 31, 2020, which is included in other accrued liabilities at March 31, 2020.

NOTE 6 – NOTES PAYABLE TO SHAREHOLDER

During the year ended March 31, 2019, Black Star Holdings Ltd. (“Black Star”), a shareholder of the Company, was issued a promissory note in the principal amount of $70,000.  The note is unsecured and bears interest at ten (10) percent, per annum.  Repayment of this note is due no later than February 19, 2021.

On April 15, 2019, Black Star was issued an additional promissory note in the principal amount of $67,257 ($90,000 Canadian Funds).  The note is unsecured and bears interest at ten (10) percent, per annum.  Repayment of the note is due no later than April 15, 2021.

On October 11, 2019, Black Star was issued a promissory note in the principal amount of $10,000.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than October 30, 2021.  On October 21, 2019, Black Star was issued an additional promissory note in the principal amount of $30,000.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than October 21, 2021.  On October 25, 2019, Black Star was issued an additional promissory note in the principal amount of $24,500.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than October 25, 2021.

On December 5, 2019, Black Star was issued an additional promissory note in the principal amount of $3,792($5,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than December 5, 2021.

On January 20, 2020, Black Star was issued an additional promissory note in the principal amount of $7,565 ($10,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than January 20, 2022.  On January 31, 2020, Black Star was issued an additional promissory note in the principal amount of $52,886 ($70,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than January 31, 2022.

On February 14, 2020, Black Star was issued a promissory note in the principal amount of $18,000.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than February 14, 2022.

Aggregate interest expense was $18,789 and $778 during the years ended March 31, 2020 and, 2019, which is included in other accrued liabilities at March 31, 2020 and 2019, respectively.

NOTE 7 – COMMON STOCK

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share. 127,112,660 shares of common stock were issued and outstanding as of March 31, 2020 and 2019, respectively.  The Company determined that the fair value of its common stock was equal to its par value during the years ended March 31, 2020 and 2019.

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

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended March 31, 2020 and 2019:

	2020	2019
Federal tax benefit at statutory rate	21.0%	21.0%
Permanent differences:
Stock compensation	0.0%	-10.1%
Temporary differences:
Accounts payable and accrued liabilities	-2.4%	-0.1%
Other	0.0%	-0.1%
Change in valuation allowance	-18.6%	-10.7%
Change in effective tax rate	0.0%	0.0%
Total provision	0.0%	0.0%

The composition of the Company’s deferred tax assets as of March 31, 2020 and 2019 is as follows:

	Asset (Liability)
	2020	2019

Other	$11,000	$10,000
Net operating loss carryforwards	259,000	239,000
Valuation allowance	(270,000)	(249,000)
Net deferred tax asset	$—	$—

The valuation allowance increased by $21,000 and $10,000 during the years ended March 31, 2020 and March 31, 2019 respectively.

The Company had a net operating loss carryforward balance of $1,284,833 as of March 31, 2020. The Company’s net operating losses have expiration dates ranging from 2024 to 2039.

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

NOTE 10 – SUBSEQUENT EVENTS

On May 20, 2020, Black Star was issued a promissory note in the principal amount of $7,173 ($10,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent, per annum.  Repayment of this note is due no later than May 20, 2022.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

Internal controls for Peptide Technologies Inc. were presented and accepted by the Board as of January 22, 2020.  In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of March 31, 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Name	Age	Office Held
Bruce Sellars	65	Director, Chief Executive Officer
Irene Getty	67	Director, Chief Financial Officer
Dennis Cox	75	Director
Byron Striloff	67	President

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

ITEM 11.  EXECUTIVE COMPENSATION.

The Company has not awarded or paid to the named executive officers any compensation during the years ended March 31, 2020 and 2019.  Effective February 23, 2019, the Board has agreed that salaries will not be accrued or paid for 24 months from the date of the resolution.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 31, 2020, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each of its directors, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s common stock.  As of March 31, 2020, there were 127,112,660 shares of common stock outstanding.

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

The table also shows the number of shares beneficially owned as of March 31, 2020 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent of Common Stock
Bruce Sellars	Director, Chief Executive Officer	5,360,000	4.22%
Irene Getty	Director, Chief Financial Officer	45,255,000	35.60%
Dennis Cox	Director	259,000	0.20%
Byron Striloff	President	5,745,000	4.52%
	Total Officer and Directors	56,619,000	44.54%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by dbbmckennon for the audit and reviews of the Company’s  financial statements were $24,000 and $23,020 for the fiscal years ended March 31, 2020 and 2019, respectively.

Audit-Related Fees.  The aggregate fees billed by dbbmckennon for assurance and related services, that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2020 and 2019 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees.  The aggregate fees billed by dbbmckennon for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2020 and 2019 were $0.

All Other Fees.  The aggregate fees billed by dbbmckennon for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended March 31, 2020 and 2019 were $0.

PART IV

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

PEPTIDE TECHNOLOGIES, INC.

Date:	June 23, 2020	By: Name: Title:	/s/ Bruce Sellars Bruce Sellars Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PEPTIDE TECHNOLOGIES, INC.

Date:	June 23, 2020	By: Name: Title:	/s/ Irene Getty Irene Getty Chairman, Chief Financial Officer

Date:	June 23, 2020	By: Name: Title:	/s/ Bruce Sellars Bruce Sellars Director

Date:	June 23, 2020	By: Name: Title:	/s/ Dennis Cox Dennis Cox Director