Form 10-K/A
period 2020-03-31
PEPTIDE TECHNOLOGIES, INC.
filed 2020-08-11
CIK 1357878

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

EXPLANATORY NOTE

Peptide Technologies, Inc. (the “Company”) is filing this Amendment No.1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended March 31, 2020 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on June 23, 2020 (the “Original Filing Date”)

The Company is filing this Amendment to include the date of the Report of the Independent Registered Public Accounting Firm.

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

Newport Beach, California
June 23, 2020

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

PEPTIDE TECHNOLOGIES, INC.

Date:	August 11, 2020	By: Name: Title:	/s/ Bruce Sellars Bruce Sellars Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PEPTIDE TECHNOLOGIES, INC.

Date:	August 11, 2020	By: Name: Title:	/s/ Irene Getty Irene Getty Chairman, Chief Financial Officer

Date:	August 11, 2020	By: Name: Title:	/s/ Bruce Sellars Bruce Sellars Director

Date:	August 11, 2020	By: Name: Title:	/s/ Dennis Cox Dennis Cox Director