Form 10-Q
period 2020-06-30
PEPTIDE TECHNOLOGIES, INC.
filed 2020-08-12
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(702)805-7525

Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes [X ] No [   ]

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

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2020
Common stock, $0.001 par value	127,112,660

“Explanatory Note Regarding Forward-Looking Statements:”

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

  our ability to add new customers
  the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position and cash flows;
  the potential benefits of and our ability to maintain our relationships, and establish or maintain future collaborations or strategic relationships or obtain additional funding;
  our marketing capabilities and strategy;
  our ability to maintain a cost-effective program;
  our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
  our competitive position, and developments and projections relating to our competitors and our industry;
  our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
  the impact of laws and regulations.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

PEPTIDE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

PART I

FINANCIAL INFORMATION

FINANCIAL STATEMENTS

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the year ending March 31, 2021.

PEPTIDE TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	March 31, 2020
ASSETS

Current Assets
Cash and equivalents	$3,316	$5,460
Inventories	246,683	246,691
Total Current Assets	249,999	252,151

Website, net of accumulated amortization of $16,813 and $14,984 at June 30, 2020 and March 31, 2020, respectively	5,187	7,016

Total Assets	$255,186	$259,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$62,570	$51,098
Related party advances	130,992	130,992
Accrued compensation	221,192	221,192
Other accrued liabilities	42,760	45,436
Current portion of notes payable to shareholder	136,290	70,000
Total Current Liabilities	593,804	518,718

Notes Payable to shareholder, net of current portion	152,473	221,723

Total Liabilities	746,277	740,441

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 127,112,660 issued and outstanding at June 30, 2020 and March 31, 2020	127,113	127,113
Additional paid-in capital	776,963	776,963
Accumulated deficit	(1,395,167)	(1,385,350)
Total Stockholders’ Deficit	(491,091)	(481,274)
Total Liabilities and Stockholders’ Deficit	$255,186	$259,167

The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2020	2019

Sales	$77	$—

Cost of Sales	8	—

Gross Profit	69	—

Operating Expenses:
General and administrative	9,315	16,826
Sales and marketing	856	14,296
Total Operating Expenses	10,171	31,122

Operating Loss	(10,102)	(31,122)

Other Income (Expense):
Interest expense	(9,324)	(3,127)
Foreign currency gain	9,609	1,980
Total Other Income (Expense)	285	(1,147)

Net Loss	$(9,817)	$(32,269)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	127,112,660	127,112,660

 The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(9,817)	$(32,269)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	1,829	1,429
Foreign currency adjustments	(9,609)	—
Changes in operating assets and liabilities:
Inventories	8	—
Prepaid expenses		9,070
Accounts payable and accrued liabilities	8,464	4,064
Net cash used for operating activities	(9,125)	(17,706)

Cash Flows from Investing Activities:
Website development	—	—
Net cash used for investing activities	—	—

Cash Flows from Financing Activities:
Related party advances	—	2
Proceeds from notes payable to shareholder	6,981	67,256
Net cash provided by financing activities	6,981	67,258

(Decrease) Increase in cash and equivalents	(2,144)	49,552
Cash and cash equivalents, beginning of period	5,460	88,546
Cash and cash equivalents, end of period	$3,316	$138,098

The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR

THE THREE MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2019	127,112,660	$127,113	$776,963	$(1,273,761)	$(369,685)
Net loss	—	—	—	(32,269)	(32,269)
Balance at June 30, 2019	127,112,660	$127,113	$776,963	$(1,306,030)	$(401,954)

Balance at March 31, 2020	127,112,660	$127,113	$776,963	$(1,385,350)	$(481,274)
Net loss	—	—	—	(9,817)	(9,817)
Balance at June 30, 2020	127,112,660	$127,113	$776,963	$(1,395,167)	$(491,091)

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Peptide Technologies, Inc., (the “Company” or “Peptide”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

The Company’s business is to develop and market proprietary skincare products which will be sold online. The majority of manufacturing, distribution, marketing, and sales operations will be outsourced; however, strategic planning and development will be performed internally by the Company.

Risks and Uncertainties

We expected to launch our marketing campaign in the second quarter of the fiscal year ending March 31, 2021.  Due to the COVID-19 pandemic, our sales launch has been delayed.  We expect to launch by September 2020.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position and cash flows

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

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

Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2020 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,395,167 as of June 30, 2020. The Company also has excess liabilities over assets of $491,091. These factors raise doubt about the Company’s ability to continue as a going concern.

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

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three months ended June 30, 2020 and 2019 was $1,829 and $1,429, respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) had advanced the Company monies for operating expenses; no significant amounts were advanced during the periods presented.  The related party advances totaled $130,992 as of June 30, 2020 and March 31, 2020, and the advances are due on demand.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  Repayment is due no later than June 30, 2021.  Interest expense was $3,266 and $0 during the three-month periods ended June 30, 2020 and 2019, respectively.

Note Payable to Shareholder

During the year ended March 31, 2019, Black Star Holdings Ltd. (“Black Star”), a shareholder of the Company, was issued a promissory note in the principal amount of $70,000.  The note is unsecured and bears interest at ten (10) percent, per annum.  Repayment of this note is due no later than February 19, 2021.

During the year ended March 31, 2020, Black Star was issued additional promissory notes.  On April 15, 2019, Black Star was issued a promissory note in the principal amount of $67,257 ($90,000 Canadian Funds).  The note is unsecured and bears interest at ten (10) percent, per annum.  Repayment of the note is due no later than April 15, 2021.  On October 11, 2019, Black Star was issued a promissory note in the principal amount of $10,000.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than October 30, 2021.  On October 21, 2019, Black Star was issued a promissory note in the principal amount of $30,000.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than October 21, 2021.  On October 25, 2019, Black Star was issued a promissory note in the principal amount of $24,500.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than October 25, 2021.  On December 5, 2019, Black Star was issued a promissory note in the principal amount of $3,792($5,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than December 5, 2021.  On January 20, 2020, Black Star was issued a promissory note in the principal amount of $7,565 ($10,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than January 20, 2022.  On January 31, 2020, Black Star was issued a promissory note in the principal amount of $52,886 ($70,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than January 31, 2022.  On February 14, 2020, Black Star was issued a promissory note in the principal amount of $18,000.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than February 14, 2022.

During the three-month period ended June 30, 2020, Black Star was issued an additional promissory note on May 20, 2020 in the principal amount of $7,173 ($10,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than May 20, 2022.

Aggregate interest expense was $6,058 and $3,127 during the three months ended June 30, 2020 and, 2019, which is included in other accrued liabilities at June 30, 2020 and March 31, 2020, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the three-month period ended June 30, 2020, Black Star was issued additional promissory notes.  On July 2, 2020, Black Star was issued an additional promissory note in the principal amount of $737 ($1,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than July 2, 2022.  On July 8, 2020, Black Star was issued an additional promissory note in the principal amount of $741 ($1,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than July 8, 2022.  On August 4, 2020, Black Star was issued an additional promissory note in the principal amount of $4,515 ($6,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than August 4, 2022.

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

We launched our products and began recognizing revenue December 2019.  Our first order from our manufacturer was placed July 19, 2019 and was received at the distribution center during the last week of October 2019.  The second order from our manufacturer was placed August 2, 2019 and was received January 15, 2020.

Financial Results and Trends

Results of Operations for the Three Months Ended June 30, 2020 and 2019

At present, the Company has $77. and $0 revenue during the three months ended June 30, 2020 and June 30, 2019 respectively.  Net loss decreased from $32,270 for the three months ended June 30, 2019 to $9,817 for the three months ended June 30, 2020 due to lower marketing and accounting fees offset by lesser increase in interest expense as well as storage and distribution costs.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(9,125)	$(17,706)
Investing activities	$—	$—
Financing activities	$6,981	$67,258

Operating Activities

Cash used in operating activities was $9,125 and $17,706 for the three months ended June 30, 2020 and 2019, respectively. The decrease in cash used in operating activities was primarily due to a decrease in net loss as well as a decrease in prepaid expenses that were received and used for marketing purposes offset by a lesser increase in foreign currency adjustments.

Investing Activities

Cash used in investing activities was $0 for the three months ended June 30, 2020 and 2019.

Financing Activities

Cash provided by financing activities was $6,981 and $67,258 for the three months ended June 30, 2020 and 2019, respectively. The decrease in cash provided by financing activities was primarily due to a reduction in notes payables issued to a shareholder.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2020, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of June 30, 2020.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2020, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended June 30, 2020, Peptide did not sell any unregistered equity securities.

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

Registrant	Peptide Technologies, Inc.

Date: August 12, 2020	By:	/s/ Bruce Sellars
Bruce Sellars
Chief Executive Officer