Form 10-Q
period 2020-09-30
PEPTIDE TECHNOLOGIES, INC.
filed 2020-11-10
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2020
Common stock, $0.001 par value	127,112,660

“Explanatory Note Regarding Forward-Looking Statements:”

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●     our ability to add new customers;
●     the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position and cash flows;
●     the potential benefits of and our ability to maintain our relationships, and establish or maintain future collaborations or strategic relationships or obtain additional funding;
●     our marketing capabilities and strategy;
●     our ability to maintain a cost-effective program;
●     our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●     our competitive position, and developments and projections relating to our competitors and our industry;
●     our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
●     the impact of laws and regulations.

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

PEPTIDE TECHNOLOGIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEPTIDE TECHNOLOGIES, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30, 2020	March 31, 2020
ASSETS

Current Assets
Cash and equivalents	$4,088	$5,460
Inventories	246,649	246,691
Total Current Assets	250,737	252,151

Website, net of accumulated amortization of $18,646 and $14,984 at September 30, 2020 and March 31, 2020, respectively	3,354	7,016

Total Assets	$254,091	$259,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$61,057	$51,098
Related party advances	130,992	130,992
Accrued compensation	221,192	221,192
Other accrued liabilities	53,569	45,436
Current portion of notes payable to shareholder	137,564	70,000
Total Current Liabilities	604,374	518,718

Notes Payable to Shareholder, net of current portion	166,580	221,723

Total Liabilities	770,954	740,441

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 127,112,660 issued and outstanding at September 30, 2020 and March 31, 2020	127,113	127,113
Additional paid-in capital	776,963	776,963
Accumulated deficit	(1,420,939)	(1,385,350)
Total Stockholders’ Deficit	(516,863)	(481,274)
Total Liabilities and Stockholders’ Deficit	$254,091	$ 259,167

The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Sales	$120	$—	$197	$—

Cost of Sales	34	—	42	—

Gross Profit	86	—	155	—

Operating Expenses
General and administrative	11,809	11,385	21,126	28,211
Sales and marketing	234	237	1,090	14,533
Total Operating Expenses	12,043	11,622	22,216	42,744

Operating Loss	(11,957)	(11,622)	(22,061)	(42,744)

Other Income (Expense)
Interest expense	(10,808)	(6,762)	(20,132)	(9,889)
Foreign currency gain	(3,005)	(86)	6,604	1,893
Total Other Income (Expense)	(13,813)	(6,848)	(13,528)	(7,996)

Net Loss	$(25,770)	$(18,470)	$(35,589)	$(50,740)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	127,112,660	127,112,660	127,112,660	127,112,660

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(35,589)	$(50,740)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	3,662	2,674
Foreign currency adjustments	(6,604)	—
Changes in operating assets and liabilities:
Inventories	42	(244,870)
Prepaid expenses	—	9,070
Accounts payable and accrued liabilities	17,661	129,115
Net cash used in operating activities	(20,828)	(154,751)

Cash Flows from Investing Activities:
Website development	—	—
Net cash used for investing activities	—	—

Cash Flows from Financing Activities:
Related party advances	—	2
Proceeds from notes payable to shareholder	19,456	67,256
Net cash provided by financing activities	19,456	67,258

(Decrease) Increase in cash and equivalents	(1,372)	(87,493)
Cash and cash equivalents, beginning of period	5,460	88,546
Cash and cash equivalents, end of period	$4,088	$1,053

Supplemental Cash Flow Information
Income Taxes	$—	$—
Interest	$—	$—

 The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR
THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2019	127,112,660	$127,113	$776,963	$(1,273,761)	$(369,685)
Net loss	—	—	—	(32,269)	(32,269)
Balance at June 30, 2019	127,112,660	$127,113	$776,963	$(1,306,030)	$(401,954)
Net loss	—	—	—	(18,471)	(18,471)
Balance at September 30, 2019	127,112,660	$127,113	$776,963	$(1,324,501)	$(420,425)

Balance at March 31, 2020	127,112,660	$127,113	$776,963	$(1,385,350)	$(481,274)
Net loss	—	—	—	(9,817)	(9,817)
Balance at June 30, 2020	127,112,660	$127,113	$776,963	$(1,395,167)	$(491,091)
Net loss	—	—	—	(25,772)	(25,772)
Balance at September 30, 2020	127,112,660	$127,113	$776,963	$(1,420,939)	$(516,863)

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Peptide Technologies, Inc., (the “Company” or “Peptide”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

The Company’s business is to develop and market proprietary skincare products which is sold online. The majority of manufacturing, distribution, marketing, and sales operations is outsourced; however, strategic planning and development is performed internally by management.

Risks and Uncertainties

We expected to launch our marketing campaign in July of the fiscal year ending March 31, 2021.  Due to the COVID-19 pandemic, our sales launch has been delayed.  We expect to launch by November 2020.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position and cash flows.

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

Operating results for the six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2020 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations, and as of September 30, 2020, it had excess liabilities over assets of $516,863.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three and six months ended September 30, 2020 and 2019 was $1,834 and $3,662 and $1,848 and $3,315, respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) had advanced the Company monies for operating expenses; no significant amounts were advanced during the periods presented.  The related party advances totaled $130,992 as of September 30, 2020 and March 31, 2020, and the advances are due on demand.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  Repayment is due no later than June 30, 2021.  Interest expense was $6,567 and $3,302 during the six-month periods ended September 30, 2020 and 2019, respectively.

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

During the six-month period ended September 30, 2020, Black Star was issued an additional promissory note on May 20, 2020 in the principal amount of $7,173 ($10,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than May 20, 2022.  On July 2, 2020, Black Star was issued an additional promissory note in the principal amount of $737 ($1,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than July 2, 2022.  On July 8, 2020, Black Star was issued an additional promissory note in the principal amount of $741 ($1,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than July 8, 2022.  On August 4, 2020, Black Star was issued an additional promissory note in the principal amount of $4,515 ($6,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than August 4, 2022.  On August 18, 2020, Black Star was issued an additional promissory note in the principal amount of $760 ($1,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than August 18, 2022.  On August 31, 2020, Black Star was issued an additional promissory note in the principal amount of $6,151 ($8,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than August 31, 2022.

Accrued interest was $33,132 and $7,365 as of September 30, 2020 and, 2019, which is included in other accrued liabilities, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the six-month period ended September 30, 2020, on October 23, 2020, Black Star Holdings was issued an additional promissory note in the principal amount of $10,245 ($13,500 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than October 23, 2022.

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

We launched our products and began recognizing revenue December 2019.  Our first order from our manufacturer was placed July 19, 2019 and was received at the distribution center during the last week of October 2019.  The second order from our manufacturer was placed August 2, 2019 and was received January 15, 2020.  The Company has not made any provision for write downs as they are deemed unnecessary at this time.  Any items not sold within twenty-three months after being manufactured will be disposed.

Financial Results and Trends

Results of Operations for the Six Months Ended September 30, 2020 and 2019

At present, the Company has $197. and $0 revenue during the six months ended September 30, 2020 and September 30, 2019 respectively.  Net loss decreased from $50,740 for the six months ended September 30, 2019 to $35,589 for the six months ended September 30, 2020 due to lower marketing, accounting fees and legal fees offset by lesser increase in interest expense as well as storage and distribution costs.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(20,828)	$(154,751)
Investing activities	$—	$—
Financing activities	$19,456	$67,258

Operating Activities

Cash used in operating activities was $20,828 and $154,751 for the six months ended September 30, 2020 and 2019, respectively. The decrease in cash used in operating activities was primarily due to a decrease in net loss as well as a decrease in inventory offset by a lesser decrease in accounts payables.

Investing Activities

Cash used in investing activities was $0 for the six months ended September 30, 2020 and 2019.

Financing Activities

Cash provided by financing activities was $19,456 and $67,258 for the six months ended September 30, 2020 and 2019, respectively. The decrease in cash provided by financing activities was primarily due to a reduction in notes payables issued to a shareholder.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2020, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of September 30, 2020.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2020, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the six months ended September 30, 2020, Peptide did not sell any unregistered equity securities.

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

Registrant	Peptide Technologies, Inc.

Date: November 10, 2020	By:	/s/ Bruce Sellars
Bruce Sellars
Chief Executive Officer