Form 10-Q
period 2020-12-31
PEPTIDE TECHNOLOGIES, INC.
filed 2021-02-11
CIK 1357878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2021
Common stock, $0.001 par value	127,112,660

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

PEPTIDE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEPTIDE TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	December 31, 2020	March 31, 2020
ASSETS

Current Assets
Cash and equivalents	$1,721	$5,460
Inventories	247,930	246,691
Total Current Assets	249,651	252,151

Website, net of accumulated amortization of $18,646 and $14,984 at December 31, 2020 and March 31, 2020, respectively	2,849	7,016

Total Assets	$252,500	$259,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$58,518	$51,098
Related party advances	130,992	130,992
Accrued compensation	221,192	221,192
Other accrued liabilities	64,771	45,436
Current portion of notes payable to shareholder	209,127	70,000
Total Current Liabilities	684,600	518,718

Notes Payable to Shareholder, net of current portion	118,446	221,723

Total Liabilities	803,046	740,441

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 127,112,660 issued and outstanding at December 31, 2020 and March 31, 2020	127,113	127,113
Additional paid-in capital	776,963	776,963
Accumulated deficit	(1,454,622)	(1,385,350)
Total Stockholders’ Deficit	(550,546)	(481,274)
Total Liabilities and Stockholders’ Deficit	$252,500	$259,167

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Sales	$181	$1,671	$378	$1,671

Cost of Sales	364	194	406	194

Gross Profit (Loss)	(183)	1,477	(28)	1,477

Operating Expenses
General and administrative	12,103	12,535	33,228	40,745
Sales and marketing	1,966	1,570	3,056	16,103
Total Operating Expenses	14,069	14,105	36,284	56,848

Operating Loss	(14,252)	(12,628)	(36,312)	(55,371)

Other Income (Expense)
Interest expense	(11,203)	(8,028)	(31,335)	(17,917)
Foreign currency gain	(8,228)	102	(1,624)	1,995
Total Other Income (Expense)	(19,431)	(7,926)	(32,959)	(15,922)
Net Loss	$(33,683)	$(20,554)	$(69,271)	$(71,293)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	127,112,660	127,112,660	127,112,660	127,112,660

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(69,272)	$(71,293)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	4,167	4,018
Foreign currency adjustments	1,624	—
Changes in operating assets and liabilities:
Inventories	406	(124,226)
Prepaid Inventories	(1,645)	(114,325)
Accounts payable and accrued liabilities	27,168	84,866
Net cash used for operating activities	(37,552)	(220,960)

Cash Flows from Investing Activities:
Website development	—	—
Net cash used for investing activities	—	—

Cash Flows from Financing Activities:
Related party advances	—	2
Proceeds from notes payable to shareholder	33,813	135,549
Net cash provided by financing activities	33,813	135,551

(Decrease) Increase in cash and equivalents	(3,739)	(85,409)
Cash and cash equivalents, beginning of period	5,460	88,546
Cash and cash equivalents, end of period	$1,721	$3,137

Supplemental Cash Flow Information
Income Taxes	$—	$—
Interest	$—	$—

 The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR

THE NINE MONTHS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2019	127,112,660	$127,113	$776,963	$(1,273,761)	$(369,685)
Net loss	—	—	—	(50,739)	(50,739)
Balance at September 30, 2019	127,112,660	$127,113	$776,963	$(1,324,500)	$(420,424)
Net loss	—	—	—	(20,554)	(20,554)
Balance at December 31, 2019	127,112,660	$127,113	$776,963	$(1,345,054)	$(440,978)

Balance at March 31, 2020	127,112,660	$127,113	$776,963	$(1,385,350)	$(481,274)
Net loss	—	—	—	(35,589)	(35,589)
Balance at September 30, 2020	127,112,660	$127,113	$776,963	$(1,420,939)	$(516,863)
Net loss	—	—	—	(33,683)	(33,683)
Balance at December 31, 2020	127,112,660	$127,113	$776,963	$(1,454,622)	$(550,546)

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

Risks and Uncertainties

We received our first inventory during the last week of October 2019. Our launch date at that time was set for December 2019, as we were in continuous negotiations and discussion with social media marketing groups and influencers We had commenced modest sales.  We then expected to launch our marketing campaign during the first quarter of 2020.  Due to the COCID-19 pandemic, our sales launch was delayed and our second launch slated for July 2020 was further delayed which continued for the remainder of 2020.

The Company has negotiated and entered into a verbal agreement with a social media marketing and influencer group which commenced February 2021. Their remuneration will be forty (40) percent of the completed sales. The terms of this verbal agreement will be reviewed and renegotiated at the end of July 2021.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position, and cash flows.

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

Operating results for the nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2020 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations, and as of December 31, 2020, it had excess liabilities over assets of $550,546.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three and nine months ended December 31, 2020 and 2019 was $504 and $4,167 and $1,848 and $5,163, respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) had advanced the Company monies for operating expenses; no significant amounts were advanced during the periods presented.  The related party advances totaled $130,992 as of December 31, 2020 and March 31, 2020, and the advances are due on demand.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  Repayment is due no later than June 30, 2021.  Interest expense was $9,869 and $6,603 during the nine-month periods ended December 31, 2020 and 2019, respectively.

Note Payable to Shareholder

During the year ended March 31, 2019, Black Star Holdings Ltd. (“Black Star”), a shareholder of the Company, was issued a promissory note in the principal amount of $70,000.  The note is unsecured and bears interest at ten (10) percent, per annum.  Repayment of this note is due no later than February 19, 2021.

During the year ended March 31, 2020, Black Star was issued eight (8) additional promissory notes totaling $214,091.  The notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due twenty four (24) months after the date of issue.

During the six-month period ended September 30, 2020, Black Star was issued additional promissory notes totaling $20,076.  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due twenty four (24) months after the date if issue.

During the three-month period ended December 31, 2020, on October 23, 2020, Black Star Holdings was issued an additional promissory note in the principal amount of $10,245 ($13,500 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than October 23, 2022.  On November 12, 2020, Black Star Holdings was issued an additional promissory note in the principal amount of $1,074.  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than November 12, 2022.  On November 16, 2020, Black Star Holdings was issued an additional promissory note in the principal amount of $765 ($1,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than November 16, 2022.  On December 7, 2020, Black Star Holdings was issued an additional promissory note in the principal amount of $1,954 ($2,500 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than December 7, 2022.  On December 22, 2020, Black Star Holdings was issued an additional promissory note in the principal amount of $1,551 ($2,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than December 22, 2022.  On December 30, 2020, Black Star Holdings was issued an additional promissory note in the principal amount of $392 ($500 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than December 30, 2022.

Accrued interest was $21,466 and $11,314 as of December 31, 2020 and, 2019, respectively, which is included in other accrued liabilities.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the nine-month period ended December 31, 2020, On January 4, 2021, Black Star Holdings was issued an additional promissory note in the principal amount of $392 ($500.00 Canadian).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than January 4, 2024.  On January 5, 2021, Black Star Holdings was issued an additional promissory note in the principal amount of $395 ($500 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than January 5, 2023.  On January 11, 2021, Black Star Holdings was issued an additional promissory note in the principal amount of $784 ($1,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than January 11, 2023.  On January 27, 2021, Black Star Holdings was issued an additional promissory note in the principal amount of $779 ($1,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than January 27, 2023.  On January 29, 2021, Black Star Holdings was issued an additional promissory note in the principal amount of $4,696 ($6,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum.  Repayment of this note is due no later than January 29, 2023.

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

We began recognizing revenue December 2019.  Our first order from our manufacturer was placed July 19, 2019 and was received at the distribution center during the last week of October 2019 (shelf life on this order is last week of September 2021).  The second order from our manufacturer was placed August 2, 2019 and was received January 15, 2020 (shelf of this order is last week of December 2021).  The Company has not made any provision for write downs as they are deemed unnecessary at this time.  Any items not sold within twenty-three months after being manufactured will be disposed.

The company has negotiated and entered into a verbal agreement with a social media marketing group which will commence February 2021.

Financial Results and Trends

Results of Operations for the Nine Months Ended December 31, 2020 and 2019

At present, the Company has $378 and $1,671 revenue during the nine months ended December 31, 2020 and December 31, 2019 respectively.  Net loss decreased from $71,293 for the nine months ended December 31, 2019 to $69,271 for the nine months ended December 31, 2020 due to lower marketing, accounting fees and legal fees offset by lesser increase in interest expense as well as storage and distribution costs.

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

The company has negotiated and entered into a verbal agreement with a social media marketing and influencer group.  Their remuneration will be 40% of completed sales.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine Months Ended
	December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(37,552)	$(220,960)
Investing activities	$—	$—
Financing activities	$33,813	$135,551

Operating Activities

Cash used in operating activities was $37,552 and $220,960 for the nine months ended December 31, 2020 and 2019, respectively. The decrease in cash used in operating activities was primarily due to a decrease in net loss as well as a decrease in inventory offset by a lesser decrease in accounts payables.

Investing Activities

Cash used in investing activities was $0 for the nine months ended December 31, 2020 and 2019.

Financing Activities

Cash provided by financing activities was $33,813 and $135,551 for the nine months ended December 31, 2020 and 2019, respectively. The decrease in cash provided by financing activities was primarily due to a reduction in notes payables issued to a shareholder.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of December 31, 2020.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2020, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the nine months ended December 31, 2020, Peptide did not sell any unregistered equity securities.

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

Registrant	Peptide Technologies, Inc.

Date: February 11, 2021	By:	/s/ Bruce Sellars
Bruce Sellars
Chief Executive Officer