Form 10-K
period 2021-03-31
PEPTIDE TECHNOLOGIES, INC.
filed 2021-06-23
CIK 1357878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2021

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[ ]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [  ] No [X]

There is no aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2021, the last business day of the registrant’s most recently completed fiscal year, as the registrant’s shares of common stock are not quoted on a national exchange.  There is no trading symbol for the registrant’s common stock.

Number of shares outstanding of the registrant’s common stock as of June 23, 2021: 127,112,660 shares.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED MARCH 31, 2021 AND 2020

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our ability to add new customers;
•	the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position and cash flows;
•	the potential benefits of and our ability to maintain our relationships, and establish or maintain future collaborations or strategic relationships or obtain additional funding;
•	our marketing capabilities and strategy;
•	our ability to maintain a cost-effective program;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	our competitive position, and developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	the impact of laws and regulations.

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

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

Our skincare products will address various skincare needs. These products include moisturizers and serums for the face and around the eyes.

1.	Brightening Antioxidant Serum Pigment Correcting Formula – Is a formula for uneven skin tone that addresses regulating the production of melanin. This potent hydroquinone-free formula prevents and corrects skin discoloration caused by UV damage and daily environmental stressors, post-inflammatory hyper-pigmentation and melasma. Uniquely created with a blend of potent skin lighteners and brighteners including Arbutin, Licorice, Azelaic Acid, and multiple forms of Vitamin C to inhibit and regulate melanin formation to normalize and correct pigment production while evening out skin tone and encouraging collagen synthesis.

2.	Volumizing Antioxidant Serum Vitamin C+ Collagen Booster -An intensive Vitamin C antioxidant hydra-serum created to resist and restore damage from aging, sun, stress and environmental exposure. It neutralizes free radicals in the skin and prevents the breakdown of collagen. It provides the highest clinically-tested percentage of stable Vitamin C, Ferulic Acid, Emblica, Vitamin E and Vitamin B5 to deliver the ultimate in skin hydration and volume while providing unmatched antioxidant support. This skin booster firms and smoothes while stimulating collagen production resulting in beautiful youthful skin.

3.	Antioxidant Moisturizing Creme Daily Collagen Renewal – A lightweight fast absorbing moisturizer for all skin types that targets visible signs of aging that has been formulated with synergistic ingredients to nourish, protect and deeply hydrate the skin while improving the appearance of skin tone, texture and elasticity. This paraben-free formula improves suppleness, enhances firmness and addresses loss of elasticity. It contains the essential antioxidants Emblica, Vitamin E and Ergothioneine to give daily protection from UV radiation while helping to repair free radical damage and collagen breakdown in the skin to deliver dramatic and immediate results.

4.	Peptide Eye Restore Serum Micro Circulation Booster - The first step in a targeted light-weight eye treatment that hydrates and soothes the delicate eye area for diminishing the look of dark circles, puffiness, fatigue and fine lines and contains proven multi-functioning peptides to effectively treat these symptoms.

5.	Peptide Eye Repair Complex Cellular Collagen Youth Serum - The second step in a highly concentrated peptide-based eye complex that effectively combats the signs and symptoms of chronological aging while deeply hydrating and nourishing the delicate eye area. Our proprietary combination of peptides effectively works to repair cellular communication and boost the synthesis of Collagen I, III, and IV for a visible reduction in the appearance of fine lines and wrinkles around crow’s feet.

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

As expiry dates draw nearer and no significant sales have been realized, the company is negotiating to sell the existing inventory at cost to a wholesaler.  Since, as of March 31, 2021 we have been unable to negotiate sale of the existing inventory, we have reduced the inventory value to $0.  New product will be purchased.

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

ITEM 1A. RISK FACTORS

The Company will face competition from existing consumer product companies.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

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

As of March 31, 2021, the Company is not profitable.  The Company must be regarded as a start-up venture with all the unforeseen costs, expenses, problems, risks, and difficulties to which such ventures are subject.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for Peptide Technologies’ common stock, par value $0.001 per share. There were no trades of Peptide Technologies’ common stock during the years ended March 31, 2021 and 2020.

Holders of Record

As of March 31, 2021, the Company had 185 holders of record of its common stock.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the years ended March 31, 2021 and 2020.

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

We are now in the process of putting together a marketing and sales funnel with the right channels and key trackable metrics to test and adjust the funnel for maximum effectiveness. Our long-term marketing objectives include creating brand visibility and awareness, securing paid social media and online advertising, blogging and content marketing, and developing a public relations strategy. Marketing media to be engaged will include social media networks, such as Facebook, Instagram, Twitter, and YouTube Pre-Roll Ads. Additional advertising channels will be engaged, including Google PPC (Search Ads), retargeting ads, influencer marketing, and content marketing. In addition, we will be creating video content to be used on our website. We expected to launch our marketing campaign in the second quarter of the fiscal year ending March 31, 2021.  Due to the COVID-19 pandemic, our sales launch was delayed.  The Company had negotiated and entered into a verbal agreement with a social media marketing group which was to commence February 2021.  This commencement date has been moved to July 2021.

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

Results of Operations for the Years Ended March 31, 2021 and 2020

At present, the Company has minimal revenue. Net loss increased from $111,589 for the year ended March 31, 2020 to $353,752 for the year ended March 31, 2021 due to lower sales, write down of inventory due to expiry of product in the latter half of 2021, and higher interest expenses offset by a lesser reduction in operating expenses.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been notes payable of $214,091 during the year ended March 31, 2020 and $64,094 during the year ended March 31, 2021.  The Company requires significant cash to launch its business and reduce its liabilities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  We are actively seeking to raise additional debt and/or equity capital to add new products and/or services to commence material operations.  If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operation.  Our independent registered public accounting firm included an explanatory paragraph in their report regarding substantial doubt about the Company’s ability to continue as a going concern.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

	Year Ended
	March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(62,652)	$(291,179)
Investing activities	$—	$(6,000)
Financing activities	$64,094	$214,093

Operating Activities

Cash used in operating activities was $62,652 and $291,179 for the years ended March 31, 2021 and 2020, respectively. The decrease in cash used in operating activities was primarily due to a decrease in purchase of inventory and reduction in accounts payable offset by a lesser increase in net loss.

Investing Activities

Cash used in investing activities was $0 and $6,000 for the years ended March 31, 2021 and 2020.  The decrease in cash used was a result of no additional improvements to our Website.

Financing Activities

Cash provided by financing activities was $64,094 and $214,093 for the years ended March 31, 2021 and 2020, respectively. The decrease in cash provided by financing activities was primarily due to less cash received from notes payable.

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

Impairment of Inventory due to shelf life, etc.

The long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the carrying amount of any long-lived asset may be impaired, an evaluation of recoverability is performed.  The Company made a provision for write down of inventory of $245,563 and $0 during the years ended March 31, 2021 and 2020.  There were no other impairment losses during the years ended March 31, 2021 and 2020.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s market risk arises primarily from exposure to fluctuations in interest rates and exchange rates.  The Company presently only transacts business in Canadian and U.S. Dollars.  Management believes that the exchange rate risk surrounding future transactions of the Company will not materially or adversely affect the Company’s future earnings.  Management does not believe that the Company is subject to any seasonal trends.  The Company does not use derivative financial instruments to manage risks or for speculative or trading purposes.  Due to low revenue, there is a risk the Company inventories will not be sold prior to their expiry dates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLMENTARY DATA.

PEPTIDE TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Peptide Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Peptide Technologies, Inc. (the “Company”) as of March 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Newport Beach, California
June 23, 2021

PEPTIDE TECHNOLOGIES, INC.
BALANCE SHEETS

	March 31, 2021	March 31, 2020
ASSETS

Current Assets
Cash and equivalents	$6,902	$5,460
Prepaid expenses	1,213	—
Inventories	—	246,691
Total Current Assets	8,115	252,151

Website, net of accumulated amortization of $19,645 and $14,984 as of March 31, 2021 and 2020, respectively	2,355	7,016

Total Assets	$10,470	$259,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$48,038	$51,098
Related party advances	130,992	130,992
Accrued compensation	221,192	221,192
Other accrued liabilities	71,003	45,436
Current portion of notes payable to shareholder	150,094	70,000
Total Current Liabilities	621,319	518,718

Notes Payable to shareholder, net of current portion	224,177	221,723

Total Liabilities	845,496	740,441

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 127,112,660 issued and outstanding as of March 31, 2021 and 2020.	127,113	127,113
Additional paid-in capital	776,963	776,963
Accumulated deficit	(1,739,102)	(1,385,350)
Total Stockholders’ Deficit	(835,026)	(481,274)
Total Liabilities and Stockholders’ Deficit	$10,470	$259,167

The accompanying notes are an integral part of these financial statements.

PEPTIDE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2021	2021

Sales	$1,775	$2,608

Cost of Sales
Goods sold	1,129	1,712
Provision for write down of inventory	245,563	—
Total Cost of Sales	246,692	1,712

Gross Profit (Loss)	(244,917)	896

Operating Expenses:
General and administrative	52,543	61,031
Sales and marketing	8,771	16,868
Total Operating Expenses	61,314	77,899

Operating Loss	(306,231)	(77,003)

Other (Expense):
Interest expense	(42,905)	(28,658)
Foreign currency loss	(4,616)	(5,928)
Total Other (Expense)	(47,521)	(34,586)

Net Loss	$(353,752)	$(111,589)

Basic and Diluted Loss per Common Share	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding	127,112,660	127,112,660

The accompanying notes are an integral part of these financial statements.

PEPTIDE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(353,752)	$(111,589)
Adjustments to reconcile net loss to cash flows used in operating activities:
Provision for write down of inventory	245,563	—
Depreciation	4,661	6,991
Foreign currency adjustments	4,616	7,632
Changes in operating assets and liabilities:
Inventories	1,128	(246,691)
Prepaid expenses	(1,213)	9,070
Accounts payable and accrued liabilities	36,345	43,408
Net cash used for operating activities	(62,652)	(291,179)

Cash Flows from Investing Activities:
Website development	—	(6,000)
Net cash used in investing activities	—	(6,000)

Cash Flows from Financing Activities:
Related party advances	—	2
Proceeds from notes payable to shareholder	64,094	214,091
Net cash provided by financing activities	64,094	214,093

(Decrease) Increase in cash and equivalents	1,442	(83,086)
Cash and cash equivalents, beginning of year	5,460	88,546
Cash and cash equivalents, end of year	$6,902	$5,460

Supplemental Cash Flow Information – Cash Paid For:
Income taxes	$—	$—
Interest	$—	$—
Non Cash Investing and Financing Activities:
Accrued interest converted into note payable to shareholder	$13,838	$—

The accompanying notes are an integral part of these financial statements.

PEPTIDE TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2019	127,112,660	$127,113	$776,963	$(1,273,761)	$(369,685)

Net loss	—	—	—	(111,589)	(111,589)
Balance at March 31, 2020	127,112,660	127,113	776,963	(1,385,350)	(481,274)

Net loss	—	—	—	(353,752)	(353,752)
Balance at March 31, 2021	127,112,660	$127,113	$776,963	$(1,739,102)	$(835,026)

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,739,102 as of March 31, 2021. The Company also has current liabilities in excess of current assets of $613,204. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Basis of Presentation and Use of Estimates

These financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could ultimately differ from those estimates.  The most significant estimate impacted these financial statements relates to the recovery of our inventories due to the limited shelf life.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Inventories

Inventories consist of purchased skincare products held for resale.  Inventories are valued at the lower of cost and net realizable value with the cost being determined on a first-in, first-out basis (FIFO) cost method.  During the year ended March 31, 2021, the Company recorded an impairment of inventories totaling $245,563.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the years ended March 31, 2021 and 2020 was $4,661 and $6,991, respectively.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the carrying amount of any long-lived asset may be impaired, an evaluation of recoverability is performed.  There were no impairment losses during the years ended March 31, 2021 and 2020.

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

Income Taxes

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, applying enacted statutory income tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

•	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace.
•	Level 3 - Unobservable inputs which are supported by little or no market activity.

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

NOTE 4 – ACCRUED LIABILITIES

Accrued compensation consists of the following:

	March 31, 2021	March 31, 2020
Salaries and benefits payable	$212,000	$212,000
Payroll taxes payable	9,192	9,192
Total accrued compensation	$221,192	$221,192

Other accrued liabilities consist of the following:

	March 31, 2021	March 31, 2020
Accrued audit fees	$12,500	$16,000
Accrued interest	58,503	29,436
Total accrued liabilities	$71,003	$45,436

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s former Chief Financial Officer (“CFO”) advanced $0 and $2 to the Company during the years ended March 31, 2021 and 2020, respectively, to pay for operating expenses. The related-party advances totaled $130,992 as of March 31, 2021 and March 31, 2020.  The advances are due on demand.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  Repayment is due no later than June 30, 2021.  Interest expense was $13,099 and $9,869 during the years ended March 31, 2021, and March 31, 2020, respectively, which is included in other accrued liabilities.

NOTE 6 – NOTES PAYABLE TO SHAREHOLDER

During the year ended March 31, 2019, a shareholder of the Company was issued a promissory note in the principal amount of $70,000.  The note was unsecured and bore interest at ten (10) percent, per annum.  This note was reissued on February 19, 2021 in the principal amount of $83,838 which included the original principal of $70,000 plus interest accrued as at February 19, 2021 in the amount of $13,838.   Repayment of the note is due no later than February 19, 2023.

During the year ended March 31, 2020, a shareholder was issued eight (8) additional promissory notes totaling $214,091.  The notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due 24 months after the date of issue.

During the year ended March 31, 2021, a shareholder was issued additional 23 promissory notes totaling $66,660.  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due 24 months after the date if issue.

Future annual minimum principal only payments for shareholders notes are as follows:

March 31	2022	2023	2024
Principal	$150,094	$152,607	$71,570

Aggregate interest expense was $29,806 and $18,789 during the years ended March 31, 2021 and 2020, which is included in other accrued liabilities at March 31, 2021 and 2020, respectively.

NOTE 7 – COMMON STOCK

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share.

NOTE 8 – INCOME TAXES

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended March 31, 2021 and 2020:

	2021	2020
Federal tax benefit at statutory rate	21.0%	21.0%
Permanent differences	0.0%	0.0%
Temporary differences
Provision for write down of inventory	-14.6%	0.0%
Accounts payable and accrued liabilities	0.2%	-2.4%
Other	-0.2%	0.0%
Change in valuation allowance	-6.4%	-18.6%
Change in effective tax rate	0.0%	0.0%
Total provision	0.0%	0.0%

The composition of the Company’s deferred tax assets as of March 31, 2021 and 2020 is as follows:

	Asset (Liability)
	2021	2020

Other	$10,100	$11,000
Inventory allowance	51,600	—
Net operating loss carryforwards	231,000	259,000
Valuation allowance	(292,700)	(270,000)
Net deferred tax asset	$—	$—

The valuation allowance increased by $22,700 and $21,000 during the years ended March 31, 2021 and March 31, 2020 respectively.

The Company had a net operating loss carryforward balance of approximately $1,300,000 as of March 31, 2021. The Company’s net operating losses have expiration dates ranging from 2024 to 2040.

The Company’s recognized and unrecognized deferred tax assets related to unused tax losses. A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carryforwards as their utilization is not considered “more likely than not” at this time.

The Company has recently filed its US federal income tax returns.  The Company’s Federal tax filings are subject to audit since 2015.  The Company does not have an ongoing IRS examination.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

NOTE 10 – SUBSEQUENT EVENTS

On April 15, 2019, a shareholder of the Company was issued a promissory note in the principal amount of $67,257 ($90,000 Canadian Funds).  The note was unsecured and bore interest at ten (10) percent, per annum.  This note was reissued on April 15, 2021 in the principal amount of $80,708 ($108,000 Canadian Funds) which included the original principal of $67,257 ($90,000 Canadian Funds) plus interest accrued as at February 19, 2021 in the amount of $13,451 ($18,000 Canadian Funds).   Repayment of the note is due no later than April 15, 2023.

On May 10, 2021, a shareholder was issued a promissory note in the principal amount of $1,240 ($1,500 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum with principal and interest due 24 months after the date of issue.

On June 2, 2021, a shareholder was issued a promissory note in the principal amount of $4,150 ($5,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum with principal and interest due 24 months after the date of issue.

On June 17, 2021, a shareholder was issued a promissory note in the principal amount of $16,155 ($20,000 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum with principal and interest due 24 months after the date of issue.

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Internal controls for Peptide Technologies Inc. were presented and accepted by the Board as of January 22, 2020 and updated February 10, 2021.  In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of March 31, 2021.

Inherent Limitations on Internal Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Limitations inherent in any control system include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes;
•	Controls can be circumvented by individuals, acting alone or in collusion with others, or by management override;
•	The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions;
•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures; and
•	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Name	Age	Office Held
Bruce Sellars	66	Director, Chief Executive Officer
Irene Getty	68	Director, Chief Financial Officer
Dennis Cox	76	Director
Byron Striloff	68	President

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

ITEM 11.  EXECUTIVE COMPENSATION.

The Company has not awarded or paid to the named executive officers any compensation during the years ended March 31, 2021 and 2020.  Effective February 23, 2019, the Board has agreed that salaries will not be accrued or paid for 24 months from the date of the resolution.  Further, the Board has agreed on February 10, 2021 that salaries will not be accrued or paid for an additional 15 months from the date of the resolution.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 31, 2021, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each of its directors, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s common stock.  As of March 31, 2021, there were 127,112,660 shares of common stock outstanding.

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

The table also shows the number of shares beneficially owned as of March 31, 2021 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent of Common Stock
Bruce Sellars	Director, Chief Executive Officer	5,360,000	4.216%
Irene Getty	Director, Chief Financial Officer	45,255,000	35.602%
Dennis Cox	Director	259,000	0.204%
Byron Striloff	President	5,945,000	4.677%
	Total Officer and Directors	56,819,000	44.699%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by dbbmckennon for the audit and reviews of the Company’s  financial statements were $24,500 and $24,500 for the fiscal years ended March 31, 2021 and 2020, respectively.

Audit-Related Fees.  The aggregate fees billed by dbbmckennon for assurance and related services, that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2021 and 2020 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees.  The aggregate fees billed by dbbmckennon for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2021 and 2020 were $0.

All Other Fees.  The aggregate fees billed by dbbmckennon for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended March 31, 2021 and 2020 were $0.

PART IV

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS.

See Item 13 “Financial Statements and Supplementary Data.” The following is a complete list of exhibits filed as part of this Form 10. Exhibit numbers correspond to Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description
3.0	Articles of Incorporation (1)
3.1	Amended Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Corporate Bylaws (1)
10.1	Advance from Baxter Koehn to Peptide Technologies, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on July 28, 2017.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PEPTIDE TECHNOLOGIES, INC.

Date:	June 23, 2021	By: Name: Title:	/s/ Bruce Sellars Bruce Sellars Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

PEPTIDE TECHNOLOGIES, INC.

Date:	June 23, 2021	By: Name: Title:	/s/ Irene Getty Irene Getty Chairman, Chief Financial Officer

Date:	June 23, 2021	By: Name: Title:	/s/ Bruce Sellars Bruce Sellars Director

Date:	June 23, 2021	By: Name: Title:	/s/ Dennis Cox Dennis Cox Director