Form 10-Q
period 2021-06-30
PEPTIDE TECHNOLOGIES, INC.
filed 2021-08-12
CIK 1357878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2021
Common stock, $0.001 par value	127,112,660

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

PEPTIDE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PEPTIDE TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	March 31, 2021
ASSETS

Current Assets
Cash and equivalents	$5,954	$6,902
Prepaid expenses	3,277	1,213
Total Current Assets	9,231	8,115

Website, net of accumulated amortization of $20,142 and $19,645, respectively	1,858	2,355

Total Assets	$11,089	$10,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$50,984	$48,038
Related party advances	130,992	130,992
Accrued compensation	221,192	221,192
Other accrued liabilities	63,794	71,003
Current portion of notes payable to shareholder	159,122	150,094
Total Current Liabilities	626,084	621,319

Notes payable to shareholder, net of current portion	253,983	224,177

Total Liabilities	880,067	845,496

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 127,112,660 issued and outstanding at June 30, 2021 and March 31, 2021, respectively	127,113	127,113
Additional paid-in capital	776,963	776,963
Accumulated deficit	(1,773,054)	(1,739,102)
Total Stockholders’ Deficit	(868,978)	(835,026)
Total Liabilities and Stockholders’ Deficit	$11,089	$10,470

The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2021	2020

Sales	$—	$77

Cost of Sales	—	8

Gross Profit	—	69

Operating Expenses:
General and administrative	14,490	9,315
Sales and marketing	2,473	856
Total Operating Expenses	16,963	10,171

Operating Loss	(16,963)	(10,102)

Other Income (Expense):
Interest expense	(12,742)	(9,324)
Foreign currency gain (loss)	(4,247)	9,609
Total Other Income (Expense)	(16,989)	285

Net Loss	$(33,952)	$(9,817)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	127,112,660	127,112,660

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(33,952)	$(9,817)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	497	1,829
Foreign currency adjustments	4,247	(9,609)
Changes in operating assets and liabilities:
Inventories	—	8
Prepaid expenses	(2,064)	—
Accounts payable and accrued liabilities	8,779	8,464
Net cash used in operating activities	(22,493)	(9,125)

Cash Flows from Financing Activities:
Proceeds from notes payable to shareholder	21,545	6,981
Net cash provided by financing activities	21,545	6,981

Decrease in cash and equivalents	(948)	(2,144)
Cash and cash equivalents, beginning of period	6,902	5,460
Cash and cash equivalents, end of period	$5,954	$3,316

Supplemental Cash Flow Information – Cash Paid For:
Income taxes	$—	$—
Interest	$—	$—

Non-Cash Investing and Financing Activities:
Accrued interest converted into note payable to shareholder	$13,451	$—

The accompanying notes are an integral part of these unaudited financial statements.

 PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR

THE THREE MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2020	127,112,660	$127,113	$776,963	$(1,385,350)	$(481,274)
Net loss	—	—	—	(9,817)	(9,817)
Balance at June 30, 2020	127,112,660	$127,113	$776,963	$(1,395,167)	$(491,091)

Balance at March 31, 2021	127,112,660	$127,113	$776,963	$(1,739,102)	$(835,026)
Net loss	—	—	—	(33,952)	(33,952)
Balance at June 30, 2021	127,112,660	$127,113	$776,963	$(1,773,054)	$(868,978)

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Peptide Technologies, Inc., (the “Company” or “Peptide”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

The Company’s business is to develop and market proprietary skincare products which will be sold online. The majority of manufacturing, distribution, marketing, and sales operations will be outsourced; however, strategic planning and development will be performed internally by management.

Risks and Uncertainties

We received our first inventory during the last week of October 2019. Our launch date at that time was set for December 2019, as we were in continuous negotiations and discussion with social media marketing groups and influencers.  We had commenced modest sales.  We then expected to launch our marketing campaign during the first quarter of 2020.  Due to the COVID-19 pandemic, our sales launch was delayed, and our second launch slated for July 2020 was further delayed which continued for the remainder of 2020.

As inventory has now expired, the Company will be seeking to order additional inventory prior to resuming sales.

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

Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2021 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2021 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,773,054 as of June 30, 2021. The Company also has excess liabilities over assets of $868,978. These factors raise doubt about the Company’s ability to continue as a going concern.

The Company requires significant cash to launch its business and reduce its payable.  Management’s plans are to actively seek capital to enable the Company to add new products and/or services to ultimately achieve profitability. However, management cannot provide assurance that they can raise sufficient capital and whether the Company will ultimately achieve profitability, become cash flow positive, or raise additional debt and/or equity capital. The Company’s primary sources of liquidity and capital resources have been notes payable, which are not sufficient prospectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operations, seek additional capital on less favorable terms, and/or pursue other remedial measures.

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

Earnings per Share

Earnings per share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted EPS is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share. As of June 30, 2021 and 2020, the Company does not have any common share equivalents outstanding.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three months ended June 30, 2021 and 2020 was $497 and $1,829, respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) had advanced the Company monies for operating expenses; no significant amounts were advanced during the periods presented.  The related party advances totaled $130,992 as of June 30, 2021 and March 31, 2021, and the advances are due on demand, but no later than June 30, 2023.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  Interest expense was $3,266 during the three-month periods ended June 30, 2021 and 2020.

Note Payable to Shareholder

As at June 30, 2021 and March 31, 2021, the Company had various promissory notes with total outstanding principal balances of $413,105 and $374,271, respectively, due to a shareholder of the Company.  These notes are unsecured, bear interest at 10% per annum, and have maturity dates ranging from October 11, 2021 to June 17, 2023.

On April 15, 2021, one note to a shareholder that was originally due on April 15, 2021 with a principal amount of approximately $72,000 ($90,000 Canadian Funds) was reissued in the principal amount of approximately $86,000 ($108,000 Canadian Funds) which included the original principal amount plus interest accrued as at April 15, 2021 in the amount of approximately $14,000 ($18,000 Canadian Funds).  Repayment of the note is due no later than April 15, 2023.

During the three-month period ended June 30, 2021, a shareholder was issued additional three (3) promissory notes totaling $21,545 (26,500 Canadian Funds).  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due twenty-four (24) months after the date of issue.

Aggregate interest expense was $9,476 and $6,058 during the three months ended June 30, 2021 and 2020, which is included in other accrued liabilities at June 30, 2021 and March 31, 2021, respectively.

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

Estimated COVID-19 impacts and uncertainties

COVID-19 has severely impacted, and is expected to continue to impact, the economies of the U.S. and other countries around the world COVID-19 has created significant public health concerns as well as significant volatility, uncertainty and economic disruption in every region in which we operate, all of which have adversely affected and may continue to adversely affect our industries and our business operations. Further, financial and credit markets have experienced and may again experience volatility.

Beginning in our first fiscal quarter of 2020, the novel coronavirus known as “COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions continued throughout the second half of fiscal 2020 and into the first half of fiscal 2021, and may continue for an extended period of time.

COVID-19 continued to affect global economic conditions during the three months ended June 30, 2021. The Company expects this will continue in the Company’s second quarter. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business.

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

The Company has developed its proprietary skincare formulations, and we are using internationally recognized experts in the manufacturing of specialized, professional quality products that meet the demands of day and resort spa, medical spa, and eco spa markets.

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

We began recognizing revenue in December 2019.  Our first order from our manufacturer was placed July 19, 2019 and was received at the distribution center during the last week of October 2019 (shelf life on this order is last week of September 2021).  The second order from our manufacturer was placed August 2, 2019 and was received January 15, 2020 (shelf life of this order is last week of December 2021).  Any items not sold within twenty-three months after being manufactured will be disposed.

As expiry dates draw nearer and no significant sales have been realized, the Company is negotiating to sell the existing inventory at cost to a wholesaler.  Since as of March 31, 2021 we have been unable to negotiate sale of the existing inventory, we have reduced the inventory value to $0.  New product will be purchased.

Financial Results and Trends

Results of Operations for the Three Months Ended June 30, 2021 and 2020

At present, the Company has $0 and $77 revenue during the three months ended June 30, 2021 and June 30, 2020 respectively.  Net loss increased from $9,817 for the three months ended June 30, 2020 to $33,952 for the three months ended June 30, 2021 due to higher marketing and accounting fees as well an increase in interest expense and foreign currency adjustment.

Liquidity and Capital Resources

The Company requires significant cash to launch its business and reduce its payable.  Management’s plans are to actively seek capital to enable the Company to add new products and/or services to ultimately achieve profitability. However, management cannot provide assurance that they can raise sufficient capital and whether the Company will ultimately achieve profitability, become cash flow positive, or raise additional debt and/or equity capital. The Company’s primary sources of liquidity and capital resources have been notes payable, which are not sufficient prospectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operations, seek additional capital on less favorable terms, and/or pursue other remedial measures.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(22,493)	$(9,125)
Investing activities	$—	$—
Financing activities	$21,545	$6,981

Operating Activities

Cash used in operating activities was $22,493 and $9,125 for the three months ended June 30, 2021 and 2020, respectively. The increase in cash used in operating activities was primarily due to an increase in net loss as well as an increase in prepaid expenses offset by a decrease in accounts payable and an increase in foreign currency adjustments.

Investing Activities

Cash used in investing activities was $0 for the three months ended June 30, 2021 and 2020.

Financing Activities

Cash provided by financing activities was $21,545 and $6,981 for the three months ended June 30, 2021 and 2020, respectively. The increase in cash provided by financing activities was due to an increase in notes payables issued to a shareholder.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2021, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of June 30, 2021.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2021, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended June 30, 2021, Peptide did not sell any unregistered equity securities.

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

Registrant	Peptide Technologies, Inc.

Date: August 11, 2021	By:	/s/ Bruce Sellars
Bruce Sellars
Chief Executive Officer