Form 10-Q
period 2021-09-30
PEPTIDE TECHNOLOGIES, INC.
filed 2021-11-01
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

Commission File No. 000-53230

PEPTIDE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0535345
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5348 Vegas Drive #177

Las Vegas, NV89108

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2021
Common stock, $0.001 par value	127,112,660

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

PEPTIDE TECHNOLOGIES, INC.

INDEX TO FORM 10-Q FILING

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEPTIDE TECHNOLOGIES, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	March 31, 2021
ASSETS

Current Assets
Cash and equivalents	$2,545	$6,902
Prepaid expenses	2,836	1,213
Total Current Assets	5,381	8,115

Website, net of accumulated amortization of $20,142 and $19,645, respectively	6,641	2,355

Total Assets	$12,022	$10,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$51,633	$48,038
Related party advances	130,992	130,992
Accrued compensation	221,192	221,192
Other accrued liabilities	78,634	71,003
Current portion of notes payable to shareholder	170,405	150,094
Total Current Liabilities	652,856	621,319

Notes payable to shareholder, net of current portion	261,900	224,177

Total Liabilities	914,756	845,496

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 127,112,660 issued and outstanding at September 30, 2021 and March 31, 2021, respectively	127,113	127,113
Additional paid-in capital	776,963	776,963
Accumulated deficit	(1,806,810)	(1,739,102)
Total Stockholders’ Deficit	(902,734)	(835,026)
Total Liabilities and Stockholders’ Deficit	$12,022	$ 10,470

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Sales	$—	$120	$—	$197

Cost of Sales	—	34	—	42

Gross Profit	—	86	—	155

Operating Expenses
General and administrative	23,317	11,809	37,807	21,126
Sales and marketing	218	234	2,691	1,090
Total Operating Expenses	23,535	12,043	40,498	22,216

Operating Loss	(23,535)	(11,957)	(40,498)	(22,061)

Other Income (Expense)
Interest expense	(16,840)	(10,808)	(29,582)	(20,132)
Foreign currency gain	6,619	(3,005)	2,372	6,604
Total Other Income (Expense)	(10,221)	(13,813)	(27,210)	(13,528)

Net Loss	$(33,756)	$(25,770)	$(67,708)	$(35,589)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	127,112,660	127,112,660	127,112,660	127,112,660

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(67,708)	$(35,589)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	1,314	3,662
Foreign currency adjustments	(2,372)	(6,604)
Changes in operating assets and liabilities:
Inventories	—	42
Prepaid expenses	(1,623)	—
Accounts payable and accrued liabilities	24,932	17,661
Net cash used in operating activities	(45,457)	(20,828)

Cash Flows from Investing Activities:
Website	(5,600)	—
Net cash used for investing activities	(5,600)	—

Cash Flows from Financing Activities:
Proceeds from notes payable to shareholder	46,700	19,456
Net cash provided by financing activities	46,700	19,456

(Decrease) in cash and equivalents	(4,357)	(1,372)
Cash and cash equivalents, beginning of period	6,902	5,460
Cash and cash equivalents, end of period	$2,545	$4,088

Supplemental Cash Flow Information – Cash Paid For:
Income Taxes	$—	$—
Interest	$—	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into note payable to shareholder	$13,451	$—

The accompanying notes are an integral part of these unaudited financial statements.

PEPTIDE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2020	127,112,660	$127,113	$776,963	$(1,385,350)	$(481,274)
Net loss	—	—	—	(9,817)	(9,817)
Balance atJune 30, 2020	127,112,660	$127,113	$776,963	$(1,395,167)	$(491,091)
Net loss	—	—	—	(25,772)	(25,772)
Balance atSeptember 30, 2020	127,112,660	$127,113	$776,963	$(1,420,939)	$(516,863)

Balance at March 31, 2021	127,112,660	$127,113	$776,963	$(1,739,102)	$(835,026)
Net loss	—	—	—	(33,952)	(33,952)
Balance atJune 30, 2021	127,112,660	$127,113	$776,963	$(1,773,054)	$(868,978)
Net loss	—	—	—	(33,756)	(33,756)
Balance at September 30, 2021	127,112,660	$127,113	$776,963	$(1,806,810)	$(902,734)

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

Operating results for the six months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2021 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2021 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations, and as of September 30, 2021, it had excess liabilities over assets of $902,734.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings per Share

Earnings per share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted EPS is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share. As of September 30, 2021 and 2020, the Company does not have any common share equivalents outstanding.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three and six months ended September 30, 2021 and 2020 was $816 and $1,314 and $1,834 and $3,662, respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) had advanced the Company monies for operating expenses; no significant amounts were advanced during the periods presented.  The related party advances totaled $130,992 as of September 30, 2021 and March 31, 2021, and the advances are due on demand.  The related party advances accrue interest at ten (10) percent per annum.  Repayment is due no later than June 30, 2023.  Interest expense was $6,568 and $6,568 during the six-month periods ended September 30, 2021 and 2020, respectively.

Note Payable to Shareholder

As at September 30, 2021 and March 31, 2021, the Company had various promissory notes with total outstanding principal balances of $432,305 and $374,271, respectively, due to a shareholder of the Company.  These notes are unsecured, bear interest at 10% per annum, and have maturity dates ranging from October 11, 2021 to September 28, 2023.

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

During the six-month period ended September 30, 2021, a shareholder was issued additional five (5) promissory notes totaling $46,700 ($59,500 Canadian Funds).  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due twenty-four (24) months after the date of issue.

Accrued interest was $45,098 and $33,132 as of September 30, 2021 and March 31, 2021, respectively, which is included in other accrued liabilities.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the six-month period ended September 30, 2021, on October 11, 2021, a note to a shareholder that was originally due on October 11, 2021 with a principal amount of $10,000 was reissued in the principal amount of $12,000, which included the original principal amount plus interest accrued as at October 11, 2021 in the amount of $2,000.  Repayment of the note is due no later than October 11, 2023.

On October 21, 2021, a note to a shareholder that was originally due on October 21, 2021 with a principal amount of $30,000 was reissued in the principal amount of $36,000 which included the original principal amount plus interest as at October 21, 2021 in the amount of $6,000.  Repayment of the note is due no later than October 21, 2023.

On October 23, 2021, a note to a shareholder that was originally due on October 25, 2021 with a principal amount of $24,500 was reissued in the principal amount of $29,400 which included the original principal amount plus interest as at October 25, 2021 in the amount of $4,900.  Repayment of the note is due no later than October 25, 2023.

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

COVID-19 continued to affect global economic conditions during the three months ended September 30, 2021. The Company expects this will continue in the Company’s second quarter. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business.

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

The Company has built a state-of-the-art online store/website that integrates Amazon, Shopify, PayPal and Apple Pay platforms, with a direct marketing and sales funnel aimed at targeted channels, using internet, social media, and content marketing. The Company’s marketing approach uses vetted channels that encompass several steps to gauge performance data from marketing tests against other campaigns in real-time with the ability to modify content delivery to targeted consumers immediately. The Company has engaged a team with proprietary algorithmic software to assist in making these marketing decisions. Management believes this will provide the Company a distinct advantage over other companies that outsource marketing and advertising efforts to third parties.

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

The Company began recognizing revenue in December 2019.  Our first order from our manufacturer was placed July 19, 2019 and was received at the distribution center during the last week of October 2019 (shelf life on this order is last week of September 2021).  The second order from our manufacturer was placed August 2, 2019 and was received January 15, 2020 (shelf life of this order is last week of December 2021).  Any items not sold within twenty-three months after being manufactured will be disposed.

As expiry dates draw nearer and no significant sales have been realized, the Company is negotiating to sell the existing inventory at cost to a wholesaler.  The first order’s shelf life expired the last week of September 2021, and has been disposed.  As of September 30, 2021, the Company has not sold the balance of existing inventory.  We have reduced the inventory value to $0.  New product will be purchased.

Financial Results and Trends

Results of Operations for the Six Months Ended September 30, 2021 and 2020

At present, the Company has $0 and $197 revenue during the six months ended September 30, 2021 and September 30, 2020 respectively.  Net loss increased from $35,589 for the six months ended September 30, 2020 to $67,708 for the six months ended September 30, 2021 due to higher accounting fees, legal fees and interest expense offset by lesser decrease in sales and marketing as well as foreign exchange loss.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(45,457)	$(20,828)
Investing activities	$(5,600)	$—
Financing activities	$46,700	$19,456

Operating Activities

Cash used in operating activities was $45,457 and $20,828 for the six months ended September 30, 2021 and 2020, respectively. The increase in cash used in operating activities was primarily due to an increase in net loss offset by a lesser increase in accounts payables.

Investing Activities

Cash used in investing activities was $5,600 and $0 for the six months ended September 30, 2021 and 2020.

Financing Activities

Cash provided by financing activities was $46,700 and $19,456 for the six months ended September 30, 2021 and 2020, respectively. The increase in cash provided by financing activities was primarily due to an increase in notes payable issued to a shareholder.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2021, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of September 30, 2021.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2021, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the six months ended September 30, 2021, Peptide did not sell any unregistered equity securities.

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

Registrant	Peptide Technologies, Inc.

Date: November 1, 2021	By:	/s/ Bruce Sellars
Bruce Sellars
Chief Executive Officer