Form 10-Q
period 2021-12-31
REGENEREX PHARMA, INC.
filed 2022-02-02
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

Commission File No. 000-53230

REGENEREX PHARMA, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0479983
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5348 Vegas Drive #177

Las Vegas, NV 89108

(Address of principal executive offices)

(702) 273-3772

Registrant’s telephone number, including area code

Peptide Technologies, Inc.

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

Yes [X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2022
Common stock, $0.001 par value	277,112,660

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

REGENEREX PHARMA, INC.

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

INDEX TO FORM 10-Q FILING

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REGENEREX PHARMA, INC.

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

BALANCE SHEETS

(UNAUDITED)

	December 31, 2021	March 31, 2021
ASSETS

Current Assets
Cash and equivalents	$2,789	$6,902
Prepaid expenses	—	1,213
Total Current Assets	2,789	8,115

Website, net of accumulated amortization of $21,974 and $19,645, respectively	8,626	2,355
Total Assets	$11,415	$10,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$47,813	$48,038
Related party advances	131,447	130,992
Accrued compensation	221,192	221,192
Other accrued liabilities	79,524	71,003
Current portion of notes payable to shareholder	118,853	150,094
Total Current Liabilities	598,829	621,319

Notes payable to shareholder, net of current portion	349,754	224,177

Total Liabilities	948,583	845,496

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 277,112,660 and 127,112,660 issued and outstanding at December 31, 2021 and March 31, 2021, respectively	277,113	127,113
Additional paid-in capital	671,963	776,963
Accumulated deficit	(1,886,244)	(1,739,102)
Total Stockholders’ Deficit	(937,168)	(835,026)
Total Liabilities and Stockholders’ Deficit	$11,415	$10,470

 The accompanying notes are an integral part of these unaudited financial statements.

 REGENEREX PHARMA, INC.

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Sales	$—	$181	$—	$378

Cost of Sales	—	364	—	406

Gross Loss	—	(183)	—	(28)

Operating Expenses
General and administrative	62,385	12,103	100,192	33,229
Sales and marketing	612	1,966	3,303	3,056
Total Operating Expenses	62,997	14,069	103,495	36,285

Operating Loss	(62,997)	(14,252)	(103,495)	(36,313)

Other Income (Expense)
Interest expense	(14,548)	(11,203)	(44,130)	(31,335)
Foreign currency gain (loss)	(1,889)	(8,228)	483	(1,624)
Total Other Income (Expense)	(16,437)	(19,431)	(43,647)	(32,959)

Net Loss	$(79,434)	$(33,683)	$(147,142)	$(69,272)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	203,743,095	127,112,660	152,749,024	127,112,660

The accompanying notes are an integral part of these unaudited financial statements.

 REGENEREX PHARMA, INC.

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(147,142)	$(69,272)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	2,329	4,167
Foreign currency adjustments	(483)	1,624
Stock-based compensation	45,000	—
Changes in operating assets and liabilities:
Inventories	—	406
Prepaid expenses	1,213	(1,645)
Accounts payable and accrued liabilities	36,033	27,168
Net cash used in operating activities	(63,050)	(37,552)

Cash Flows from Investing Activities:
Website	(8,600)	—
Net cash used in investing activities	(8,600)	—

Cash Flows from Financing Activities:
Related party advances	455	—
Proceeds from notes payable to shareholder	67,082	33,813
Net cash provided by financing activities	67,537	33,813

Decrease in cash and equivalents	(4,113)	(3,739)
Cash and cash equivalents, beginning of period	6,902	5,460
Cash and cash equivalents, end of period	$2,789	$1,721

Supplemental Cash Flow Information – Cash Paid For:
Income Taxes	$—	$—
Interest	$—	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into note payable to shareholder	$27,254	$—
Shares issued for the acquisition of intellectual property	$150,000	$—

 The accompanying notes are an integral part of these unaudited financial statements.

 REGENEREX PHARMA, INC.

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2020	127,112,660	$127,113	$776,963	$(1,385,350)	$(481,274)
Net loss	—	—	—	(35,589)	(35,589)
Balance at September 30, 2020	127,112,660	$127,113	$776,963	$(1,420,939)	$(516,863)
Net loss	—	—	—	(33,683)	(33,683)
Balance at December 31, 2020	127,112,660	$127,113	$776,963	$(1,454,622)	$(550,546)

Balance at March 31, 2021	127,112,660	$127,113	$776,963	$(1,739,102)	$(835,026)
Net loss	—	—	—	(67,708)	(67,708)
Balance at September 30, 2021	127,112,660	$127,113	$776,963	$(1,806,810)	$(902,734)
Common stock issued for purchase of intellectual property	150,000,000	150,000	(150,000)	—	—
Stock-based compensation	—	—	45,000	—	45,000
Net loss	—	—	—	(79,434)	(79,434)
Balance at December 31, 2021	277,112,660	$277,113	$671,963	$(1,886,244)	$(937,168)

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Regenerex Pharma, Inc., formerly Peptide Technologies, Inc. (the “Company” or “Regenerex”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.  The Company’s business was to develop and market proprietary skincare products that was to be sold online. The majority of manufacturing, distribution, marketing, and sales operations was outsourced.  The Company’s attempt over the past four years to build a business that marketed skincare products online has not come to fruition, so management decided to change the business focus and look for other opportunities.

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.  The Company will receive all rights and title to proprietary wound healing technologies platforms and formulas involving the application of wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns and surgical wounds.  These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S.

Management has decided to focus on this new business development.

Risks and Uncertainties

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position and cash flows.

The Company has a lack of revenue history and has had a limited history of operations. No revenue has historically been derived from the assets purchased. Regenerex can give no assurance of success or profitability to the Company’s investors.

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

Operating results for the nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2021 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2021 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations, and as of December 31, 2021, it had excess liabilities over assets of $937,168  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 –SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company will record revenue under ASC 606 by 1) identifying the contract with the customer 2) identifying the performance obligations in the contract 3) determining the transaction price, 4) allocating the transaction price to the required performance obligations in the contract, and 5) recognizing revenue when or as the companies satisfies a performance obligation.

We expect to generate revenue from home care service providers that are funded by the U.S. Government.  The Company defers revenue where the earnings process is not yet complete. To date, no revenue has been generated from the asset acquisition disclosed in Note 1.

Earnings per Share

Earnings per share is reported in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted EPS is not provided when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share. As of December 31, 2021 and 2020, the Company does not have any common share equivalents outstanding.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three and nine months ended December 31, 2021 and 2020 was $1,016 and $2,329 and $504 and $4,167, respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchased assets from the Company’s current Chief Executive Officer (“CEO”) and Secretary/Treasurer (see note 6).

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) has historically advanced the Company monies for operating expenses; Advances during the nine-month period December 31, 2021 and 2020 were $455 and $0, respectively.  The related party advances totaled $131,447 and $130,992 as of December 31, 2021 and March 31, 2021, respectively.  The advances are due on demand.  The related party advances accrue interest at ten (10) percent per annum.  Repayment is due no later than June 30, 2023.  Interest expense was $9,879 and $9,869 during the nine-month periods ended December 31, 2021 and 2020, respectively.

Note Payables to Shareholders

As at December 31, 2021 and March 31, 2021, the Company had various promissory notes with total outstanding principal balances of $468,607 and $374,271, respectively, due to a shareholder of the Company.  These notes are unsecured, bear interest at 10% per annum, and have maturity dates ranging from January 20, 2022 to December 30, 2023.

On April 15, 2021, one note to a shareholder that was originally due on April 15, 2021 with a principal amount of approximately $72,000 ($90,000 Canadian Funds) was reissued in the principal amount of approximately $86,000 ($108,000 Canadian Funds) which included the original principal amount plus interest accrued as at April 15, 2021 in the amount of approximately $14,000 ($18,000 Canadian Funds).  Repayment of the note is due no later than April 15, 2023. On October 11, 2021 one note to a shareholder that was originally due on October 11, 2021 with a principal amount of $10,000 was reissued in the principal amount of $12,000 which included the original principal plus interest accrued as at October 11, 2021 in the amount of $2,000.  Repayment of the note is due no later than October 11, 2023. On October 21, 2021, one note to a shareholder that was originally due on October 21, 2021 with a principal amount of $30,000 was reissued in the principal amount of $36,000 which included the original principal plus interest accrued as at October 21, 2021 in the amount of $6,000.  Repayment of the note is due no later than October 21, 2023. On October 25, 2021, one note to a shareholder that was originally due on October 25, 2021 with a principal amount of $24,500 was reissued in the principal amount of $29,400 which included the original principal plus interest accrued as at October 25, 2021 in the amount of $4,900.  Repayment of the note is due no later than October 25, 2023. On December 9, 2021, one note to a shareholder that was originally due on December 9, 2021 with a principal amount of approximately $4,000 ($5,000 Canadian Funds) was reissued in the principal amount of approximately $5,000 ($6,000 Canadian Funds) which included the original principal plus interest accrued as at December 9, 2021 in the amount of approximately $758 ($1,000 Canadian Funds).  Repayment of the note is due no later than December 9, 2023.

During the nine-month period ended December 31, 2021, a shareholder was issued additional eight (8) promissory notes totaling $67,082 ($86,500 Canadian Funds).  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due twenty-four (24) months after the date of issue.

Accrued interest was $42,676 and $33,132 as of December 31, 2021 and March 31, 2021, respectively, which is included in other accrued liabilities.

NOTE 6 – INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.  The Company will receive all rights and title to proprietary wound healing technologies platforms and formulas involving the application of wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns and surgical wounds.  These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S.

The Technology Platforms include but are not limited to:

A.	Proteomic research platforms which include proprietary blends.
B.	Combination design Techniques
C.	Patent Pending Proprietary Blends
D.	Patent Pending Formulas
E.	Trademarks and all pending Trademarks
F.	510K USA FDA, information and Know-how for application
G.	All Clinical trials, (Right to use)
H.	CE mark (International)
I.	Regenerex Library formula incorporated in the Wound Healing Technology.
J.	Wound Healing Technology QBX
K.	Synthetic Compositions of Cations derived from botanical material in the ash of Red- Oak Bark.

Products:

1.	Xcellderma over the counter product.
2.	Accelerex, combination product as a drug device.
3.	Accelerex in a tube.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

See Note 6 for discussion of the $10,000,000 in contingent consideration to be paid in connection with the November 15, 2021 Asset Purchase Agreement. To date, no amounts have been payable under this agreement.

NOTE 8 – STOCKHOLDERS’ DEFICIT

During the three months ended December 31, 2021, Irene Getty, who resigned as a member of the Board of Directors, transferred 45,000,000 shares of common stock with an estimated fair value of $45,000 to Gregory Pilant and Deborah Pilant upon their appointment as Directors and Officers of the Company.  Irene Getty continues to be the Chief Financial Officer of the Company. Irene Getty was a significant shareholder owning more than 10% of the shares outstanding at the time. The Company recognized stock-based compensation of $45,000 within general and administrative expenses in the accompanying statement of operations related to this transfer of shares.

See Note 6 for shares issued in connection with the Asset Purchase Agreement.

NOTE 9 – SUBSEQUENT EVENTS

On January 20, 2022, a note to a shareholder that was originally due on January 20, 2022 with a principal amount of approximately $8,000 ($10,000 Canadian Funds) was reissued in the principal amount of approximately $10,000 ($12,000 Canadian Funds), which included the original principal amount plus interest accrued as at January 20, 2022 in the approximate amount of $2,000 ($2,000 Canadian Funds).  Repayment of the note is due no later than January 20, 2024.

On January 31, 2022, a note to a shareholder that was originally due on January 31, 2022 with a principal amount of approximately $53,000 ($70,000 Canadian Funds) was reissued in the principal amount of approximately $66,000 ($84,000 Canadian Funds), which included the original principal amount plus interest accrued as at January 31, 2022 in the approximate amount of $11,000 ($14,000 Canadian Funds).  Repayment of the note is due no later than January 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report, “Company,” “our company,” “us,” and “our” refer to Regenerex Pharma, Inc., unless the context requires otherwise.

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

Beginning in our first fiscal quarter of 2020, the novel coronavirus known as “COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions have continued throughout the second half of fiscal 2020 through 2021 and into the first half of fiscal 2022, and may continue for an extended period of time.

COVID-19 continued to affect global economic conditions during the nine months ended December 31, 2021. The Company expects this will continue in the Company’s fourth quarter. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business.

Discontinued Operations and New Developments

The business of Regenerex Pharma, Inc. (formerly Peptide Technologies, Inc.), (the “Company”), had been to develop and market skincare products.  The Company was doing business as Eternelle Skincare Products.  The Company, was, using proprietary peptide / collagen blends, and was developing a number of skincare products that demonstrated strong efficacy in providing youthful, healthy skin and significant anti-aging benefits to both women and men.  These objectives have not been realized, and the Company has abandoned its efforts in this area.

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.  The Company will receive all rights and title to proprietary wound healing technologies platforms and formulas involving the application of wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns and surgical wounds.  These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S.

Business of Issuer

The business of Regenerex Pharma, Inc., (the “Company” or “Regenerex Pharma,”), is to develop and market Woundcare Healing products.  The Company has three technologies for different types of wound conditions;

•	The first is for closing chronic wounds,
•	the second is for accelerating closure of acute or surgical wounds, and
•	the third solves the issue on contamination of all types of wounds including the destruction of biofilms.

The current product technology provides the Company a number of complete wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns and surgical wounds.  These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S. and global markets.

Products:

1.	Xcellderma OTC - Liquid Bandage Skin Protectant Xcellderma™ products are sterile wound dressings and are effective for treating diabetic foot ulcers, pressure ulcers, and other chronic wounds. During the last several years, a scientific and medical consensus has emerged that elevated protease levels impede wound healing. QBx™ the active ingredient down regulates the production of certain proteases and matrix metalloproteases, or MMPs, which are protein enzymes that are proven to impede the healing of a majority of chronic wounds. Approximately 80% of chronic wounds display elevated levels of proteases (including MMPs).

2.	Accelerex Sterile Wound Cream - The first commercially available medical device, Accelerex, is for the treatment of a wide variety of chronic and acute wounds. Accelerex is a custom-designed, FDA and CE approved unit-dose, sterile wound dressing impregnated with an ointment containing QBx. Chronic wounds are generally defined as wounds that have not healed after thirty days of consistent clinical treatment, and include diabetic ulcers, burns, pressure ulcers (bedsores), and venous stasis ulcers. The Company’s broadly-enabling technology was discovered from oak bark extract and referred to as QBx™.

3.	Accelerex Impregnated Sterile Wound Dressing - For use as a wound dressing to manage pressure ulcers (stages I-IV), stasis ulcers, diabetic skin ulcers, skin irritations, cuts, and abrasions. FDA-cleared, prescription-only combination device that blends the benefits of a wound dressing with two drug components. Provides 3 modes of action to help treat acute and chronic wounds: Protective dressing, moisturizing ointment and 2 drug components: rubidium chloride and potassium chloride

QBx™ contributes to setting up a suitable environment to allow wounds to close.  Other than the products marketed by the Company, there are no products currently available on the market that are successful in healing chronic, non-healing wounds through the down regulation of proteases.  Other modern wound dressings such as hydrocolloids and collagens absorb wound fluids, but these dressings do not impact the cellular environment with simple gauze and gauze-like dressings to cover and protect the wound.

Our products have shown to be very effective in healing chronic wounds in multiple clinical evaluations, with 63% to 94% of wounds demonstrating closure.  All of our products feature our proprietary QBx™ ingredients which contribute to setting up a suitable environment to allow wounds to close.

Wounds that do not heal remain open and are at risk for infection.  The lack of healing ultimately could lead to amputation, severe medical complications, and in some cases, death.  Closing wounds is a paramount concern to health care professionals and patients alike.

Chronic wounds impose significant costs to the US economy.  Chronic wounds are a growing issue in the United States, causing immense patient pain and suffering as well as substantial economic and social cost.  Although precise information on the prevalence of chronic wounds in the US is unavailable, it is estimated that, as of 2017, there were more than 6.2 million Americans suffering from chronic wounds.  Chronic wounds are generally defined as wounds that have not healed after ninety days of consistent clinical treatment, and include diabetic foot ulcers, pressure ulcers (bedsores), and venous stasis ulcers, however this does not include acute wounds.

The most common chronic wounds are diabetic foot ulcers and pressure ulcers.  The increasing number of Americans with diabetes and obesity we well as the aging population will likely cause the number of individuals with chronic wounds to continue to rise.  In addition to the immeasurable human benefits of improving treatment outcomes, there would be substantial economic effect.  The costs of medical treatment could be expected to decrease, and, as patients are able to return to work sooner, productivity would increase.

Due to the staggering costs associated with chronic wounds in the US, the Affordable Healthcare Act (AHA) is changing how the entire wound care system is reimbursed in the US. Now all four markets segments: hospital, nursing homes, home health, and general wound care clinics are all on paid on a “pay for performance basis.”  These cost pressures in the healthcare system are a major issue in the wound care market, with the US government and payors seeking new approaches that address cost constraints and product performance.  Home health is now paid on a “diagnostic code” for the wound in single payments removing the risk from the Payee to the Payer.  The Company’s first markets will be those segments that are totally “at risk” for single payments to close the wounds.  Today, the fastest growing segment in the US wound market is Home Health and Nursing Homes due to the aging population.

The Company has purchased proprietary wound care formulations, and the Company is using internationally recognized experts in the manufacturing of specialized, professional quality products that meet the demands of the USA markets.  We expect to launch our sales initiative during the Company’s second quarter of 2022.

Financial Results and Trends

Results of Operations for the Nine months Ended December 31, 2021 and 2020

At present, the Company has $0 and $378 revenue during the nine months ended December 31, 2021 and 2020, respectively.  Net loss increased from $69,272 for the nine months ended December 31, 2020 to $147,142 for the nine months ended December 31, 2021 due to higher stock-based compensation, accounting fees, legal fees, sales and marketing costs and interest expense offset by lesser decrease in office supplies.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine months Ended
	December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(63,050)	$(37,552)
Investing activities	$(8,600)	$—
Financing activities	$67,537	$33,813

Operating Activities

Cash used in operating activities was $63,050 and $37,552 for the nine months ended December 31, 2021 and 2020, respectively. The increase in cash used in operating activities was primarily due to an increase in net loss offset by a lesser increase in accounts payables.

Investing Activities

Cash used in investing activities was $8,600 and $0 for the nine months ended December 31, 2021 and 2020.  The increase in cash used in investing activities was due to an increase in Website Development.

Financing Activities

Cash provided by financing activities was $67,537 and $33,813 for the nine months ended December 31, 2021 and 2020, respectively. The increase in cash provided by financing activities was primarily due to an increase in notes payables issued to shareholders.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of December 31, 2021.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2021, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the nine months ended December 31, 2021, Regenerex did not sell any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

Exhibits

3.0	Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.1	Amended Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.2	Amended Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.3	Corporate Bylaws. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

10.1	Advance from Baxter Koehn to Regenerex Pharma, Inc. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Regenerex Pharma, Inc.

Date: February 2, 2022	By:	/s/ Bruce Sellars
Bruce Sellars
Chief Executive Officer