Form 10-Q/A
period 2021-12-31
REGENEREX PHARMA, INC.
filed 2022-02-03
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note:

The Form 10-Q is amended to correctly include Certifications by the current Officers that were appointed in November  of 2021, replacing the previous Officers.   There were no changes to our financial condition, results of operations or cash flows.

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

Registrant	Regenerex Pharma, Inc.

Date: February 3, 2022	By:	/s/ Gregory Pilant
Gregory Pilant
Chief Executive Officer