Form 10-K
period 2022-03-31
REGENEREX PHARMA, INC.
filed 2022-06-28
CIK 1357878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2022

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

(702) 273-3772

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer	[ ]	Small reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [X]

There is no aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2022, the last business day of the registrant’s most recently completed fiscal year, as the registrant’s shares of common stock are not quoted on a national exchange.  There is no trading symbol for the registrant’s common stock.

Number of shares outstanding of the registrant’s common stock as of June 28, 2022: 277,112,660 shares.

REGENEREX PHARMA, INC

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED MARCH 31, 2022 AND 2021

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

PART I

ITEM 1.  BUSINESS.

Business of Issuer

The business of Regenerex Pharma, Inc., (the “Company” or “Regenerex Pharma,”), is to develop and market Woundcare Healing products.  The Company has three technologies for different types of wound conditions:

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

3.

Accelerex Impregnated Sterile Wound Dressing - For use as a wound dressing to manage pressure ulcers (stages I-IV), stasis ulcers, diabetic skin ulcers, skin irritations, cuts, and abrasions. FDA-cleared, prescription-only combination device that blends the benefits of a wound dressing with two drug components. Provides three modes of action to help treat acute and chronic wounds: Protective dressing, moisturizing ointment and two drug components: rubidium chloride and potassium chloride.

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

Chronic wounds impose significant costs to the US economy.  Chronic wounds are a growing issue in the United States, causing immense patient pain and suffering as well as substantial economic and social cost.  Although precise information on the prevalence of chronic wounds in the US is unavailable, it is estimated that, as of 2021, there were more than 8.3 million Americans suffering from chronic wounds.  Chronic wounds are generally defined as wounds that have not healed after ninety days of consistent clinical treatment, and include diabetic foot ulcers, pressure ulcers (bedsores), and venous stasis ulcers, however this does not include acute wounds.

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

The Company has purchased proprietary wound care formulations, and the Company plans to use internationally recognized experts in the manufacturing of specialized, professional quality products that meet the demands of the USA markets.  We expect to launch our sales initiative during the Company’s second quarter of 2023.

Business Segments

The Company consists of only one reportable business segment.

Employees

The Company does not currently have any employees other than the Directors and Officers who are responsible for strategic planning, sales and development, as well as some operational duties.

Facilities and Properties

The Company does not own its own facilities and is presently renting an identity office at 5348 Vegas Drive #177, Las Vegas, Nevada 89108.

As the production of our products will be outsourced to a manufacturer, the Company has no need for a physical manufacturing facility.

Manufacturing and Materials

Our products have shown to be very effective in healing chronic wounds in multiple clinical evaluations, with 63% to 94% of wounds demonstrating closure.  All of our products feature our proprietary QBx™ ingredients which contribute to setting up a suitable environment to allow wounds to close.

The Company plans to use internationally recognized experts in the manufacturing of specialized, professional quality products that meet the demands of the USA markets.  The packaging and labeling of our products for shipping and distribution will be outsourced. As such, the Company has no need for a warehouse or distribution facility.

Marketing and Distribution

The Company will contact the Home Care Services facilities directly and will determine the requirements of each facility.  An agreement will be established outlining all protocols.  The product will be shipped directly from the manufacturer to the Home Care Service facilities that are funded by the U.S. Government.

Competition

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

Trademarks, Patents and Copyright

We have been granted trademark rights and patent rights for the company Wound Care Platform.  These trademarks and Patent have been approved by the United States Patent and Trademark Office.  We own the domain names www.eternelleskin.com, www.eternelleskincare.com, www.eternelleskincareproducts.com.

The Company secured the domain name regenerexpharmainc.com when building the website.  The Company has now also secured the following domain names:

regenerexpharmainc.ca :  regenerexpharmainc.org:  regenerexpharmainc.uk:  regenerexpharmainc.eu:  regenerexpharmainc.mx:  regenerexpharmainc.us

regenerexpharma.uk :  regenerexpharma.eu:  regenerexpharma.ca:  regenerexpharma.us:  regenerexpharma.mx

regenerexpharma.org:  regenerexpharma.net

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

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.  The Company received all rights and title to proprietary wound healing technologies platforms and formulas involving the application of wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns and surgical wounds.  These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S.

Management has decided to focus on this new business development.  Effective November 29, 2021, the Company changed its name to Regenerex Pharma, Inc., to better convey the Company’s new business focus.

As of March 31, 2022, the Company is not profitable.  The Company must be regarded as a start-up venture with all the unforeseen costs, expenses, problems, risks, and difficulties to which such ventures are subject.

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

The Company is not diversified, and it is dependent on only one business.

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

The Company currently has seven individuals who are serving as its officers and directors.  The Company will be heavily dependent upon their skills, talents, and abilities, as well as several consultants, to implement the Company’s business plan.  The Company may, from time to time, find that the inability of its officers, directors, and consultants to devote their full-time attention to the Company’s business results in a delay in progress toward implementing its business plan.

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

The Company’s officers and directors are collectively the beneficial owners of approximately 76.3% of the outstanding shares of the Company’s common stock. As long as the Company’s officers and directors collectively own a significant percentage of its common stock, other shareholders may generally be unable to affect or change the management or the direction of the Company without the support of its officers and directors. As a result, some investors may be unwilling to purchase the Company’s common stock. If the demand for the Company’s common stock is reduced because its officers and directors have significant influence over the Company, the price of the Company’s common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and approval of significant corporate transactions.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for Regenerex Pharma, Inc.’s common stock, par value $0.001 per share. There were no trades of Regenerex Pharma, Inc.’s common stock during the years ended March 31, 2022 and 2021.

Holders of Record

As of March 31, 2022, the Company had 211 holders of record of its common stock.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the years ended March 31, 2022 and 2021.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

Discontinued Operations and New Developments

The business of Regenerex Pharma, Inc. (formerly Peptide Technologies, Inc.), (the “Company”), had been to develop and market skincare products.  The Company was doing business as Eternelle Skincare Products.  The Company was using proprietary peptide / collagen blends, and was developing a number of skincare products that demonstrated strong efficacy in providing youthful, healthy skin and significant anti-aging benefits to both women and men.  These objectives have not been realized, and the Company has abandoned its efforts in this area. The financial results for periods prior to the abandonment of this area have been reflected in the accompanying statement of operations as discontinued operations as this change represented a strategic shift in our business that had a major effect on our operations and financial results. There were no assets or liabilities related to this area as of March 31, 2022 or 2021.

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.  The Company received all rights and title to proprietary wound healing technologies platforms and formulas involving the application of wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns and surgical wounds.  These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S.

Chronic wounds impose significant costs to the US economy.  Chronic wounds are a growing issue in the United States, causing immense patient pain and suffering as well as substantial economic and social cost.  Although precise information on the prevalence of chronic wounds in the US is unavailable, it is estimated that, as of 2021, there were more than 8.2 million Americans suffering from chronic wounds.  Chronic wounds are generally defined as wounds that have not healed after ninety days of consistent clinical treatment, and include diabetic foot ulcers, pressure ulcers (bedsores), and venous stasis ulcers, however this does not include acute wounds.

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

Results of Operations for the Years Ended March 31, 2022 and 2021

At present, the Company has no revenue. Net loss decreased to $195,591 for the year ended March 31, 2022 from $353,752 for the year ended March 31, 2021 due to a one-time write down of inventory, offset by a lesser increase in operating expenses.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been notes payable of $73,565 during the year ended March 31, 2022 and $64,094 during the year ended March 31, 2021.  The Company requires significant cash to launch its business and reduce its liabilities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  We are actively seeking to raise additional debt and/or equity capital to add new products and/or services to commence material operations.  If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operation.  Our independent registered public accounting firm included an explanatory paragraph in their report regarding substantial doubt about the Company’s ability to continue as a going concern.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

	Year Ended
	March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(69,922)	$(62,652)
Investing activities	$(8,600)	$—
Financing activities	$74,260	$64,094

Operating Activities

Cash used in operating activities was $69,922 and $62,652 for the years ended March 31, 2022 and 2021, respectively. The increase in cash used in operating activities was primarily due to an increase in stock-based compensation offset by a lesser decrease in net loss, increase in accounts payable and a decrease in provision for write down of inventory.

Investing Activities

Cash used in investing activities was $8,600 and $0 for the years ended March 31, 2022 and 2021.  The increase in cash used was a result of additional improvements to our Website.

Financing Activities

Cash provided by financing activities was $74,260 and $64,094 for the years ended March 31, 2022 and 2021, respectively. The increase in cash provided by financing activities was primarily due an increase in cash received from notes payable and related party advances.

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

Revenue Recognition

When the Company begins revenues, the Company will record revenue under ASC 606 by 1) identifying the contract with the customer 2) identifying the performance obligations in the contract 3) determining the transaction price, 4) allocating the transaction price to the required performance obligations in the contract, and 5) recognizing revenue when or as the companies satisfies a performance obligation.

We expect to generate revenue from home care service providers that are funded by the U.S. Government.  The Company defers revenue where the earnings process is not yet complete.  To date, no revenue has been generated from the asset acquisition disclosed.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REGENEREX PHARMA, INC.

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Regenerex Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regenerex Pharma, Inc., formerly Peptide Technologies, Inc., (the “Company”) as of March 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred continuing losses from operations and has a significant accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Newport Beach, California

June 28, 2022

REGENEREX PHARMA, INC.

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

BALANCE SHEETS

	March 31, 2022	March 31, 2021
ASSETS

Current Assets
Cash and equivalents	$2,640	$6,902
Prepaid expenses	5,256	1,213
Total Current Assets	7,896	8,115

Website, net of accumulated amortization of $23,174 and $19,645 as of March 31, 2022 and 2021, respectively	7,426	2,355

Total Assets	$15,322	$10,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$63,027	$48,038
Related party advances	131,687	130,992
Accrued compensation	221,192	221,192
Other accrued liabilities	91,667	71,003
Current portion of notes payable to shareholder	152,880	150,094
Total Current Liabilities	660,453	621,319

Notes Payable to shareholder, net of current portion	340,486	224,177

Total Liabilities	1,000,939	845,496

Commitments and Contingencies (Note 9)

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 277,112,660 and 127,112,660 issued and outstanding as of March 31, 2022 and 2021.	277,113	127,113
Additional paid-in capital	671,963	776,963
Accumulated deficit	(1,934,693)	(1,739,102)
Total Stockholders’ Deficit	(985,617)	(835,026)
Total Liabilities and Stockholders’ Deficit	$15,322	$10,470

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2022	2021

Operating Expenses:
General and administrative	$126,267	$43,411
Total Operating Expenses	126,267	43,411

Operating Loss	(126,267)	(43,411)

Other (Expense):
Interest expense	(59,063)	(42,905)
Foreign currency loss	(4,751)	(4,616)
Total Other (Expense)	(63,814)	(47,521)

Loss from Continuing Operations	(190,081)	(90,932)

Loss from Discontinued Operations	(5,510)	(262,820)

Net Loss	$(195,591)	$(353,752)

Basic and Diluted Loss per Common Share – Continuing Operations	$0.00	$0.00
Basic and Diluted Loss per Common Share – Discontinued Operations	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding	183,414,030	127,112,660

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(195,591)	$(353,752)
Loss on discontinued operations	5,510	262,820
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	3,529	4,661
Foreign currency adjustments	4,751	4,616
Stock-based compensation	45,000	—
Changes in operating assets and liabilities:
Inventories	—	1,128
Prepaid expenses	(4,043)	(1,213)
Accounts payable and accrued liabilities	76,432	36,345
Net used in operating activities	(64,412)	(45,395)
Net cash used in discontinued operating activities	(5,510)	(17,257)
Net cash used in operating activities	(69,922)	(62,652)

Cash Flows from Investing Activities:
Website development	(8,600)	—
Net cash used in investing activities	(8,600)	—

Cash Flows from Financing Activities:
Related party advances	695	—
Proceeds from notes payable to shareholder	73,565	64,094
Net cash provided by financing activities	74,260	64,094

(Decrease) Increase in cash and equivalents	(4,262)	1,442
Cash and cash equivalents, beginning of year	6,902	5,460
Cash and cash equivalents, end of year	$2,640	$6,902

Supplemental Cash Flow Information – Cash Paid For:
Income taxes	$—	$—
Interest	$—	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into note payable to shareholder	$42,818	$13,838
Shares issued for the acquisition of intellectual property	$150,000	$—

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2020	127,112,660	$127,113	$776,963	$(1,385,350)	$(481,274)

Net loss	—	—	—	(353,752)	(353,752)
Balance at March 31, 2021	127,112,660	127,113	776,963	(1,739,102)	(835,026)

Common stock issued for purchase of intellectual property	150,000,000	150,000	(150,000)	—	—
Stock-based compensation	—	—	45,000	—	45,000
Net loss	—	—	—	(195,591)	(195,591)
Balance at March 31, 2022	277,112,660	$277,113	$671,963	$(1,934,693)	$(985,617)

The accompanying notes are an integral part of these financial statements.

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

Management has decided to focus on this new business development. The financial results for periods prior to the abandonment of the previous business line have been reflected in the accompanying statement of operations as discontinued operations as this change represented a strategic shift in our business that had a major effect on our operations and financial results. There were no assets or liabilities related to this area as of March 31, 2022 or 2021.

Risks and Uncertainties

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position and cash flows.

The Company has a lack of revenue history and has had a limited history of operations with the new business focus.  No revenue has historically been derived from the assets purchased.  Regenerex can give no assurance of success or profitability to the Company’s investors.

The Companies business is to develop and market Woundcare Healing products.  The Company has three technologies for different types of wound conditions:

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

Currently, there are no products available on the market that are successful in healing chronic, non-healing wounds through the down regulation of proteases.  Management believes that this will provide the Company a distinct advantage over other companies providing services in this sector.

The wound care healing space is well suited for Home Care service providers that are funded by the US Government.  The majority of manufacturing and distribution will be outsourced.  However, strategic planning and development will be performed internally by the Company.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,934,693 as of March 31, 2022.  The Company also has current liabilities in excess of current assets of $652,557. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories

Inventories are valued at the lower of cost and net realizable value with the cost being determined on a first-in, first-out basis (FIFO) cost method.  During the year ended March 31, 2021, the Company recorded an impairment of inventories totaling $245,563.  At March 31, 2022 and 2021, there is no inventory.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the years ended March 31, 2022 and 2021 was $3,529 and $4,661, respectively.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the carrying amount of any long-lived asset may be impaired, an evaluation of recoverability is performed.  There were no impairment losses during the years ended March 31, 2022 and 2021.

Revenue Recognition

The Company will record revenue under ASC 606, by 1) identifying the contract with the customer 2) identifying the performance obligations in the contract 3) determining the transaction price, 4) allocating the transaction price to the required performance obligations in the contract, and 5) recognizing revenue when or as the companies satisfies a performance obligation.

We expect to generate revenue from home care service providers that are funded by the U.S. Government.  The Company will defer revenue where the earnings process is not yet complete.  To date, no revenue has been generated from the asset acquisition.

Share-Based Payments

The Company recognizes the cost of share-based payment awards on a straight-line attribution basis over the requisite employee service period and over the non-employee’s period of providing goods or services, net of estimated forfeitures.

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. The Company estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding. Expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting.

The fair value of restricted stock awards is based on the par value of the Company’s common stock on the date of grant.

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

NOTE 4 – ACCRUED LIABILITIES

Accrued compensation consists of the following:

	March 31, 2022	March 31, 2021
Salaries and benefits payable	$212,000	$212,000
Payroll taxes payable	9,192	9,192
Total accrued compensation	$221,192	$221,192

Other accrued liabilities consist of the following:

	March 31, 2022	March 31, 2021
Accrued other	$12,000	$12,500
Accrued administration expenses	4,919	—
Accrued interest	74,748	58,503
Total accrued liabilities	$91,667	$71,003

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchased assets from the Company’s current Chief Executive Officer (“CEO”) and Secretary/Treasurer.

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.  The Company received all rights and title to proprietary wound healing technologies platforms and formulas involving the application of wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns and surgical wounds.  These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S.

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
22

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) advanced $695 and $0 to the Company during the years ended March 31, 2022 and 2021, respectively, to pay for operating expenses. The related-party advances totaled $131,687 and $130,992 as of March 31, 2022 and March 31, 2021, respectively.  The advances are due on demand.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  Repayment is due no later than June 30, 2023.  Interest expense was $13,120 and $13,099 during the years ended March 31, 2022, and March 31, 2021, respectively, which is included in other accrued liabilities.

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

During the year ended March 31, 2020, a shareholder was issued eight (8) additional promissory notes totaling $214,091.  The notes were reissued during the year ended March 31, 2022 in the principal amount of $266,921 which included the original principal plus interest accrued.  They are unsecured and bear interest at ten (10) percent per annum with principal and interest due 24 months after the date of issue.

During the year ended March 31, 2021, a shareholder was issued additional 23 promissory notes totaling $66,660.  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due 24 months after the date of issue.

During the year ended March 31, 2022, a shareholder was issued additional nine (9) promissory notes totaling $73,565.  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due 24 months after the date of issue.

Future annual minimum principal only payments for shareholders notes are as follows:

March 31	2023	2024
Principal	$152,880	340,486

Aggregate interest expense was $42,677 and $29,806 during the years ended March 31, 2022 and 2021, which is included in other accrued liabilities at March 31, 2021 and 2020, respectively.

NOTE 7 – COMMON STOCK

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share. During the year ended March 31, 2022, Irene Getty, who resigned as a member of the Board of Directors, transferred 45,000,000 shares of common stock with an estimated fair value of $45,000 to Gregory Pilant and Deborah Pilant upon their appointment as Directors and Officers of the Company.  Irene Getty continues to be the Chief Financial Officer of the Company. Irene Getty was a significant shareholder owning more than 10% of the shares outstanding at the time. The Company recognized stock-based compensation of $45,000 within general and administrative expenses in the accompanying statement of operations related to this transfer of shares.

NOTE 8 – INCOME TAXES

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended March 31, 2022 and 2021:

23

	2022	2021
Federal tax benefit at statutory rate	21.0%	21.0%
Permanent differences	-4.8%	0.0%
Temporary differences
Provision for write down of inventory	0.0%	-14.6%
Accounts payable and accrued liabilities	3.8%	0.2%
Other	-0.5%	-0.2%
Change in valuation allowance	-19.5%	-6.4%
Change in effective tax rate	0.0%	0.0%
Total provision	0.0%	0.0%

The composition of the Company’s deferred tax assets as of March 31, 2022 and 2021 is as follows:

	Asset (Liability)
	2022	2021

Other	$16,700	$10,100
Inventory allowance	—	51,600
Net operating loss carryforwards	314,200	231,000
Valuation allowance	(330,900)	(292,700)
Net deferred tax asset	$—	$—

The valuation allowance increased by $38,200 and $22,700 during the years ended March 31, 2022 and March 31, 2021 respectively.

The Company had a net operating loss carryforward balance of approximately $1,500,000 as of March 31, 2022. The Company’s net operating losses have expiration dates ranging from 2024 to 2037. Net operating loss carryforwards generated in 2018 and later have indefinite carryforward periods. The future utilization of the net operating losses may potentially be impacted by IRS Section 382 limitations as a result of the significant change in ownership resulting from the November 15, 2021 Asset Purchase Agreement discussed in Note 5.

The Company’s recognized and unrecognized deferred tax assets related to unused tax losses. A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carryforwards as their utilization is not considered “more likely than not” at this time.

The Company has recently filed its US federal income tax returns.  The Company’s Federal tax filings are subject to audit since 2016.  The Company does not have an ongoing IRS examination.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers. See Note 5 for discussion of the $10,000,000 in contingent consideration to be paid in connection with the November 15, 2021 Asset Purchase Agreement. To date no amounts have been payable under this agreement.

NOTE 10 – SUBSEQUENT EVENTS

On May 3, 2022, a shareholder of the Company was issued a promissory note in the principal amount of $6,500.  The note is unsecured and bears interest at ten (10) percent, per annum with principal and interest due 24 months after the date of issue.

On May 20, 2020 a shareholder of the Company was issued a promissory note in the principal amount of approximately $7,100 ($10,000 Canadian Funds).  This note was reissued on May 20, 2022 in the principal amount of $9,346 ($12,000 Canadian Funds) which included the original principal of approximately $7,100 ($10,000 Canadian Funds) plus interest accrued as at May 20, 2022 in the amount of approximately $1,400 ($2,000 Canadian Funds).  The note is unsecured and bears interest at ten (10) percent per annum.  Repayment of the note is due no later than May 20, 2024.

On June 23, 2022, a shareholder of the Company was issued a promissory note in the principal amount of $27,500.  The note is unsecured and bears interest at ten (10) percent, per annum with principal and interest due 24 months after the date of issue.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2022, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Internal controls for Regenerex Pharma, Inc. ( formerly: Peptide Technologies Inc.) were presented and accepted by the Board as of January 22, 2020 and updated February 10, 2021.  The updated internal controls were again presented and accepted by the Board as of February 25, 2022.  In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of March 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Office Held
Gregory Pilant	63	Director, Chief Executive Officer
Deborah Pilant	70	Director, Secretary Treasurer
Bruce Sellars	67	Director
Irene Getty	69	Chief Financial Officer
Byron Striloff	69	Vice President Finance
Troy Thuet	61	Chief Operating Officer
Dr. Lee Ori	47	Chief R & D Officer

Mr. Gregory P. Pilant, Director, Chairman of the Board, Chief Executive Officer

Greg Pilant is the founder, CEO, and Chairman of several private companies.  Mr. Pilant is a lifelong entrepreneur and founder and Chairman of Greystone Pharmaceuticals, Inc.  Prior to Greystone he was CEO of Medical and Pharma Companies including Stanley Pharmaceuticals, National Labs, and MedStat.  Mr. Pilant has set-up manufacturing facilities in United States, China, Europe and the Middle East, and has had 30 years of experience in every aspect of Woundcare from FDA and CE compliance reimbursement, manufacturing and distribution.  Mr. Pilant was one the of first fifteen voted into University of Memphis “Business Hall of Fame”.

Ms. Deborah Pilant, Director, Secretary/Treasurer

Deborah Pilant has her Master’s Degree in Education, and Eds Instructional Leadership.  She is Founder and CEO of a regional construction company.  Ms. Pilant experience includes ten years as Vice-President of sales and marketing with a national book manufacturer as well as twenty years in education and supervision with the Tennessee Board of Education

Mr. Bruce Sellars, Director

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

Ms. Irene Getty, Chief Financial Officer

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

Mr. Troy Thuet, Chief Operating Officer

Troy Thuet, having completed a Fellowship program in Aging and Regenerative Medicine brings over 15 years of business experience in a variety of managerial and executive positions.  As a Managing Partner of a private company, Mr. Thuet has consulted with non-profit and hospital groups with needed Personal Protection Equipment, working with international groups to provide COVID related testing products.  Mr. Thuet, an experienced executive with a proven track record for Business Development with individuals and team building, has managed accounts from onboarding, product design and formulation, sourced product components, maintained regulatory compliance, and managed production through completion.

Dr. Lee Ori, Chief R & D Officer

Dr. Lee Ori graduated from Auburn University Harrison School of Pharmacy (AUHSOP) magna cum laude with his doctorate in pharmacy. He worked for Eli Lilly and Company as a clinical liaison to physicians. Lee presently holds pharmacist license(s) in 10 states and has held numerous executive positions based on his extensive compounding background. These include serving as Director or Pharmaceutical Operations for Optimal Health Labs, LLC, and Chief Medical Officer for Ready Scrip, LLC.

Mr. Byron Striloff, Vice President Finance

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

ITEM 11.  EXECUTIVE COMPENSATION.

The Company has not awarded or paid to the named executive officers any compensation during the years ended March 31, 2022 and 2021.  Effective February 23, 2019, the Board has agreed that salaries will not be accrued or paid for 24 months from the date of the resolution.  Further, the Board has agreed on February 25, 2022 that salaries will not be accrued or paid for an additional 15 months from the date of the resolution.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 31, 2022, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each of its directors, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s common stock.  As of March 31, 2022, there were 277,112,660 shares of common stock outstanding.

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

The table also shows the number of shares beneficially owned as of March 31, 2022 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent of Common Stock
Gregory Pilant	Director, Chief Executive Officer	200,000,000	72.173%
Deborah Pilant	Director, Secretary Treasurer
Bruce Sellars	Director	5,360,000	1.934%
Irene Getty	Chief Financial Officer	255,000	0.092%
Byron Striloff	Vice President Finance	5,945,000	2.145%
Troy Thuet	Chief Operating Officer	0	0%
Dr. Lee Ori	Chief R & D Officer	0	0%
Total Officers and Directors		211,560,000	76.344%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by dbbmckennon for the audit and reviews of the Company’s financial statements were $30,260 and $24,500 for the fiscal years ended March 31, 2022 and 2021, respectively.

Audit-Related Fees.  The aggregate fees billed by dbbmckennon for assurance and related services, that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2022 and 2021 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees.  The aggregate fees billed by dbbmckennon for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2022 and 2021 were $4,000 and $0 respectively.

All Other Fees.  The aggregate fees billed by dbbmckennon for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended March 31, 2022 and 2021 were $0.

PART IV

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS.

See Item 13 “Financial Statements and Supplementary Data.” The following is a complete list of exhibits filed as part of this Form 10. Exhibit numbers correspond to Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description
3.0	Articles of Incorporation (1)
3.1	Amended Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Corporate Bylaws (1)
10.1	Advance from Shareholder of Regenerex Pharma, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on July 28, 2017.
30

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

REGENEREX PHARMA, INC.
Date:	June 28, 2022	By: Name: Title:	/s/ Gregory Pilant Gregory Pilant Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

REGENEREX PHARMA, INC.
Date:	June 28, 2022	By: Name: Title:	/s/ Irene Getty Irene Getty Chief Financial Officer
Date:	June 28, 2022	By: Name: Title:	/s/ Gregory Pilant Gregory Pilant Director, Chief Executive Officer