Form 10-Q
period 2022-06-30
REGENEREX PHARMA, INC.
filed 2022-08-09
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2022
Common stock, $0.001 par value	277,112,660

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

REGENEREX PHARMA, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REGENEREX PHARMA, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	March 31, 2022
ASSETS

Current Assets
Cash and equivalents	$1,672	$2,640
Prepaid expenses	2,500	5,256
Total Current Assets	4,172	7,896

Website, net of accumulated amortization of $24,245 and $23,174, as of June 30, 2022 and March 31, 2022, respectively	6,355	7,426

Total Assets	$10,527	$15,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$57,491	$63,027
Related party advances	131,787	131,687
Accrued compensation	221,192	221,192
Other accrued liabilities	88,832	91,667
Current portion of notes payable to shareholder	247,630	152,880
Total Current Liabilities	746,932	660,453

Notes payable to shareholder, net of current portion	272,416	340,486

Total Liabilities	1,019,348	1,000,939

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 277,112,600 issued and outstanding at June 30, 2022 and March 31, 2022	277,113	277,113
Additional paid-in capital	671,963	671,963
Accumulated deficit	(1,957,897)	(1,934,693)
Total Stockholders’ Deficit	(1,008,821)	(985,617)
Total Liabilities and Stockholders’ Deficit	$10,527	$15,322

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30
	2022	2021

Operating Expenses:
General and administrative	$17,285	$11,688
Total Operating Expenses	17,285	11,688

Operating Loss	(17,285)	(11,688)

Other (Expense):
Interest expense	(15,518)	(12,742)
Foreign currency gain (loss)	9,599	(4,247)
Total Other (Expense)	(5,919)	(16,989)

Loss from Continuing Operations	(23,204)	(28,677)

Loss from Discontinued Operations	—	(5,275)

Net Loss	$(23,204)	$(33,952)

Basic and Diluted Loss per Common Share – Continuing Operations	$(0.00)	$(0.00)
Basic and Diluted Loss per Common Share – Discontinued Operations	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	277,112,660	127,112,660

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(23,204)	$(33,952)
Loss on discontinued operations	—	5,275
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	1,071	497
Foreign currency adjustments	(9,599)	4,247
Changes in operating assets and liabilities:
Prepaid expenses	2,756	(2,064)
Accounts payable and accrued liabilities	(6,092)	8,779
Net cash used in continuing operating activities	(35,068)	(17,218)
Net cash used in discontinued operating activities	—	(5,275)
Net cash used in operating activities	(35,068)	(22,493)

Cash Flows from Investing Activities:
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Related party advances	100	—
Proceeds from notes payable to shareholder	34,000	21,545
Net cash provided by financing activities	34,100	21,545

(Decrease) in cash and equivalents	(968)	(948)
Cash and cash equivalents, beginning of period	2,640	6,902
Cash and cash equivalents, end of period	$1,672	$5,954

Supplemental Cash Flow Information – Cash Paid For:
Income taxes	$—	$—
Interest	$—	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into note payable to shareholder	$1,435	$13,451

 The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR

THE THREE MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2021	127,112,660	$127,113	$776,963	$(1,739,102)	$(835,026)
Net loss	—	—	—	(33,952)	(33,952)
Balance at June 30, 2021	127,112,660	$127,113	$776,963	$(1,773,054)	$(868,978)

Balance at March 31, 2022	277,112,600	$277,113	$671,963	$(1,934,693)	$(985,617)
Net loss	—	—	—	(23,204)	(23,204)
Balance at June 30, 2022	277,112,600	$277,113	$671,963	$(1,957,897)	$(1,008,821)

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

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.  The Company received all rights and title to proprietary wound healing technologies platforms and formulas involving the application of wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns and surgical wounds.  These unique products strategically position the Company to enter the wound treatment market in the U.S.

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

Operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending March 31, 2023. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2022 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2022 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $1,957,897 as of June 30, 2022. The Company also has excess liabilities over assets of $1,008,821. These factors raise doubt about the Company’s ability to continue as a going concern.

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

Earnings per Share

Earnings per share is reported in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted EPS is not provided when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share. As of June 30, 2022 and 2021, the Company does not have any common share equivalents outstanding.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three months ended June 30, 2022 and 2021 was $1,071 and $497, respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchased assets from the Company’s current Chief Executive Officer (“CEO”) and Secretary/Treasurer (see note 6).

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) had advanced the Company monies for operating expenses; no amounts were advanced during the periods presented.  The advances are due on demand, but no later than June 30, 2023.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  Interest expense was $3,283 and $3,266 during the three-month periods ended June 30, 2022 and 2021, respectively.

The Company’s Chief Executive Officer (“CFO”) advanced the Company monies for operating expenses in the amount of $100 during the three months ended June 30, 2022.  The advances are due on demand.

The related party advances totaled $131,787 and $131,687 as of June 30, 2022 and March 31, 2022.

Note Payable to Shareholder

As at June 30, 2022 and March 31, 2022, the Company had various promissory notes with total outstanding principal balances of $520,046 and $493,366, respectively, due to a shareholder of the Company.  These notes are unsecured, bear interest at 10% per annum, and have maturity dates ranging from July 2, 2022 to June 23, 2024.

On May 20, 2022, one note to a shareholder that was originally due on May 20, 2022 with a principal amount of approximately $7,200 ($10,000 Canadian Funds) was reissued in the principal amount of approximately $9,300 ($12,000 Canadian Funds) which included the original principal amount plus interest accrued as at May 20, 2022 in the amount of approximately $1,400 ($2,000 Canadian Funds).  Repayment of the note is due no later than May 20, 2024.

During the three-month period ended June 30, 2022, a shareholder was issued additional two (2) promissory notes totaling $34,000.  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due twenty-four (24) months after the date of issue.

Aggregate interest expense was $12,235 and $9,476 during the three months ended June 30, 2022 and 2021, which is included in other accrued liabilities at June 30, 2022 and March 31, 2022, respectively.

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

NOTE 8 – SUBSEQUENT EVENTS

On July 7, 2022, a shareholder was issued an additional promissory note in the amount of $901.  This note is unsecured and bears interest at ten (10) percent per annum with principal and interest due twenty-four (24) months after the date of issue.

On July 29, 2022, a shareholder was issued a promissory note in the amount of $7,500.  This note is unsecured and bears interest at ten (10) percent per annum with principal and interest due twenty-four (24) months after the date of issue.

On July 2, 2022, one note to a shareholder that was originally due on July 2, 2022 with a principal amount of approximately $700 ($1,000 Canadian Funds) was reissued in the principal amount of approximately $900 ($1,200 Canadian Funds) which included the original principal amount plus interest accrued as at July 2, 2022 in the amount of approximately $200 ($200 Canadian Funds).  Repayment of the note is due no later than July 2, 2024.

On July 8, 2022, one note to a shareholder that was originally due on July 8, 2022 with a principal amount of approximately $700 ($1,000 Canadian Funds) was reissued in the principal amount of approximately $900 ($1,200 Canadian Funds) which included the original principal amount plus interest accrued as at July 8, 2022 in the amount of approximately $200 ($200 Canadian Funds).  Repayment of the note is due no later than July 8, 2024.

On August 4, 2022, one note to a shareholder that was originally due on August 4, 2022 with a principal amount of approximately $4,500 ($6,000 Canadian Funds) was reissued in the principal amount of approximately $5,600 ($7,200 Canadian Funds) which included the original principal amount plus interest accrued as at August 4, 2022 in the amount of approximately $1,100 ($1,200 Canadian Funds).  Repayment of the note is due no later than August 4, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report, “Company,” “our company,” “us,” and “our” refer to Regenerex Pharma, Inc. unless the context requires otherwise.

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

Beginning in our first fiscal quarter of 2020, the novel coronavirus known as “COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions continued throughout the second half of fiscal 2020; through 2021 and into the first half of fiscal 2022, and may continue for an extended period of time.

COVID-19 continued to affect global economic conditions during the three months ended June 30, 2022 The Company expects this will continue in the Company’s second quarter. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business.

Discontinued Operations and New Developments

The business of Regenerex Pharma, Inc. (formerly Peptide Technologies, Inc.), (the “Company”), had been to develop and market skincare products.  The Company was doing business as Eternelle Skincare Products.  The Company, was, using proprietary peptide / collagen blends, and was developing a number of skincare products that demonstrated strong efficacy in providing youthful, healthy skin and significant anti-aging benefits to both women and men.  These objectives were not realized, and the Company has abandoned its efforts in this area.

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

Financial Results and Trends

Results of Operations for the Three Months Ended June 30, 2022 and 2021

At present, the Company has $0 revenue during the three months ended June 30, 2022 and June 30, 2021.  Net loss decreased from $33,952 for the three months ended June 30, 2021 to $23,204 for the three months ended June 30, 2022 due to a discontinued operations loss in the three-month period ending June 30, 2021 and lower accounting fees offset by a lesser increase in filing fees and interest expense.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(35,068)	$(22,493)
Investing activities	$—	$—
Financing activities	$34,100	$21,545
12

Operating Activities

Cash used in continuing operating activities was $35,068 and $17,218 for the three months ended June 30, 2022 and 2021, respectively as well as discontinued operations of $0 and $5,275. The increase in cash used in operating activities was primarily due to net losses, gains on foreign currency adjustments, and reductions in accounts payable, offset by reductions in prepaid expenses.

Investing Activities

Cash used in investing activities was $0 for the three months ended June 30, 2022 and 2021.

Financing Activities

Cash provided by financing activities was $34,100 and $21,545 for the three months ended June 30, 2022 and 2021, respectively. The increase in cash provided by financing activities was primarily due to an increase in notes payables issued to a shareholder.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2022, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of June 30, 2022.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2022, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended June 30, 2022, Regenerex did not sell any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

Exhibits

3.0	Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.1	Amended Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.2	Amended Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.3	Corporate Bylaws. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

10.1	Advance from Shareholder of Regenerex Parama, Inc. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Regenerex Pharma, Inc.

Date: August 9, 2022	By:	/s/ Gregory Pilant
Gregory Pilant
Chief Executive Officer