Form 10-Q
period 2022-09-30
REGENEREX PHARMA, INC.
filed 2022-11-07
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 07, 2022
Common stock, $0.001 par value	277,112,660

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

REGENEREX PHARMA, INC.

INDEX TO FORM 10-Q FILING

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

 PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REGENEREX PHARMA, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	March 31, 2022
ASSETS

Current Assets
Cash and equivalents	$629	$2,640
Prepaid expenses	2,500	5,256
Total Current Assets	3,129	7,896

Website, net of accumulated amortization of $24,968 and $23,174, respectively	5,632	7,426

Total Assets	$8,761	$15,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$66,191	$63,027
Related party advances	139,287	131,687
Accrued compensation	221,192	221,192
Other accrued liabilities	104,257	91,667
Current portion of notes payable to shareholder	249,427	152,880
Total Current Liabilities	780,354	660,453

Notes payable to shareholder, net of current portion	255,664	340,486

Total Liabilities	1,036,018	1,000,939

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 277,112,660 issued and outstanding at September 30, 2022 and March 31, 2022	277,113	277,113
Additional paid-in capital	671,963	671,963
Accumulated deficit	(1,976,333	(1,934,693)
Total Stockholders’ Deficit	(1,027,257	(985,617)
Total Liabilities and Stockholders’ Deficit	$8,761	$15,322

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating Expenses
General and administrative	$21,504	$21,073	$38,789	$32,761
Total Operating Expenses	21,504	21,073	38,789	32,761

Operating Loss	(21,504)	(21,073)	(38,789)	(32,761)

Other Income (Expense)
Interest expense	(16,607)	(16,840)	(32,125)	(29,582)
Foreign currency gain	19,675	6,619	29,274	2,372
Total Other Income (Expense)	3,068	(10,221)	(2,851)	(27,210)

Loss from Continuing Operations	(18,436)	(31,294)	(41,640)	(59,971)

Loss from Discontinued Operations	—	(2,462)	—	(7,737)

Net Loss	$(18,436)	$(33,756)	$(41,640)	$(67,708)

Basic and Diluted Loss per Common Share – Continuing Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Loss per Common Share – Discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	277,112,660	127,112,660	277,112,660	127,112,660

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(41,640)	$(67,708)
Loss from discontinued operations	—	7,737
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	1,794	1,314
Foreign currency adjustments	(29,274)	(2,372)
Changes in operating assets and liabilities:
Prepaid expenses	2,756	(1,623)
Accounts payable and accrued liabilities	21,852	24,932
Net cash used in continuing operating activities	(44,512)	(37,720)
Net cash used in discontinued operating activities	—	(7,737)
Net cash used in operating activities	(44,512)	(45,457)

Cash Flows from Investing Activities:
Website	—	(5,600)
Net cash used in investing activities	—	(5,600)

Cash Flows from Financing Activities:
Related party advances	7,600	—
Proceeds from notes payable to shareholder	34,901	46,700
Net cash provided by financing activities	42,501	46,700

(Decrease) in cash and equivalents	(2,011)	(4,357)
Cash and cash equivalents, beginning of period	2,640	6,902
Cash and cash equivalents, end of period	$629	$2,545

Supplemental Cash Flow Information – Cash Paid For:
Income Taxes	$—	$—
Interest	$—	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into note payable to shareholder	$4,015	$13,451

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2021	127,112,660	$127,113	$776,963	$(1,739,102)	$(835,026)
Net loss	—	—	—	(33,952)	(33,952)
Balance at June 30, 2021	127,112,660	$127,113	$776,963	$(1,773,054)	$(868,978)
Net loss	—	—	—	(33,756)	(33,756)
Balance at September 30, 2021	127,112,660	$127,113	$776,963	$(1,806,810)	$(902,734)

Balance at March 31, 2022	277,112,660	$277,113	$671,963	$(1,934,693)	$(985,617)
Net loss	—	—	—	(23,204)	(23,204)
Balance at June 30, 2022	277,112,660	$277,113	$671,963	$(1,957,897)	$(1,008,821)
Net loss	—	—	—	(18,436)	(18,436)
Balance at September 30, 2022	277,112,660	$277,113	$671,963	$(1,976,333)	$(1,027,257)

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

Operating results for the three and six months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending March 31, 2023.  Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2022, have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2022, included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations, and as of September 30, 2022, it had excess liabilities over assets of $1,027,257.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings per Share

Earnings per share is reported in accordance with FASB ASC Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted EPS is not provided, when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share. As of September 30, 2022 and 2021, the Company does not have any common share equivalents outstanding.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three and six months ended September 30, 2022 and 2021 was $723 and $816 and $1,794 and $1,314, respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Advances

During the six-month period ended September 30, 2022, the Company’s Chief Financial Officer (“CFO”) and the Company’s Chief Executive Officer (“CEO”) advanced the Company monies for operating expenses in the amount of $7,600 with repayment due no later than July 29, 2024.  The related party advances totaled $139,287 and $131,687 as of September 30, 2022 and March 31, 2022, respectively.  The related party advances accrue interest at ten (10) percent per annum.  Interest expense was $6,732 and $6,568 during the six-month periods ended September 30, 2022 and 2021, respectively.

Note Payable to Shareholder

As at September 30, 2022 and March 31, 2022, the Company had various promissory notes with total outstanding principal balances of $505,091 and $493,366, respectively, due to a shareholder of the Company.  These notes are unsecured, bear interest at 10% per annum, and have maturity dates ranging from October 23, 2022 to August 24, 2024.

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

On July 2, 2022, one note to a shareholder that was originally due on July 2, 2022 with a principal amount of approximately $740 ($1,000 Canadian Funds) was reissued in the principal amount of approximately $930 ($1,200 Canadian Funds) which included the original principal amount plus interest accrued as at July 2, 2022 in the amount of approximately $150 ($200 Canadian Funds).  Repayment of the note is due no later than July 2, 2024.

On July 8, 2022, one note to a shareholder that was originally due on July 8, 2022 with a principal amount of approximately $740 ($1,000 Canadian Funds) was reissued in the principal amount of approximately $920 ($1,200 Canadian Funds) which included the original principal amount plus interest accrued as at July 8, 2022 in the amount of approximately $150 ($200 Canadian Funds).  Repayment of the note is due no later than July 8, 2024.

On August 4, 2022, one note to a shareholder that was originally due on August 4, 2022 with a principal amount of approximately $4,500 ($6,000 Canadian Funds) was reissued in the principal amount of approximately $5,600 ($7,200 Canadian Funds) which included the original principal amount plus interest accrued as at August 4, 2022 in the amount of approximately $900 ($1,200 Canadian Funds).  Repayment of the note is due no later than August 4, 2024.

On August 17, 2022, one note to a shareholder that was originally due on August 17, 2022 with a principal amount of approximately $760 ($1,000 Canadian Funds) was reissued in the principal amount of approximately $930 ($1,200 Canadian Funds) which included the original principal amount plus interest accrued as at August 17, 2022 in the amount of approximately $150 ($200 Canadian Funds).  Repayment of the note is due no later than August 17, 2024.

On August 31, 2022, one note to a shareholder that was originally due on August 31, 2022 with a principal amount of approximately $6,150 ($8,000 Canadian Funds) was reissued in the principal amount of approximately $7,300 ($9,600 Canadian Funds) which included the original principal amount plus interest accrued as at August 31, 2022 in the amount of approximately $1,230 ($1,600 Canadian Funds).  Repayment of the note is due no later than August 31, 2024.

During the six-month period ended September 30, 2022, a shareholder was issued additional three (3) promissory notes totaling $34,901.  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due twenty-four (24) months after the date of issue.

Accrued interest was $102,858 and $74,748 as of September 30, 2022 and March 31, 2022, respectively, which is included in other accrued liabilities.

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to the six-month period ended September 30, 2022, on October 23, 2022, a note to a shareholder that was originally due on October 23, 2022 with a principal amount of approximately $10,200 ($13,500 Canadian Funds) was reissued in the principal amount of approximately $11,800, ($16,200 Canadian Funds) which included the original principal amount plus interest accrued as at October 23, 2022 in the amount of approximately $2,000 ($2,700 Canadian Funds).  Repayment of the note is due no later than October 24, 2024.

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

Beginning in our first fiscal quarter of 2020, the novel coronavirus known as “COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions continued throughout the second half of fiscal 2020; through 2021 and into the first half of fiscal 2022 and may continue for an extended period of time.

COVID-19 continued to affect global economic conditions during the three months ended September 30, 2022.  The Company expects this will continue in the Company’s third quarter. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business.

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

Business of Issuer

The business of Regenerex Pharma, Inc., (the “Company” or “Regenerex Pharma,”), is to develop and market Woundcare Healing products.  The Company has three technologies for different types of wound conditions.

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

2.

Accelerex Sterile Wound Cream - The first commercially available medical device, Accelerex, is for the treatment of a wide variety of chronic and acute wounds. Accelerex is a custom-designed, FDA and CE approved unit-dose, sterile wound dressing impregnated with an ointment containing QBx. Chronic wounds are generally defined as wounds that have not healed after thirty days of consistent clinical treatment, and include diabetic ulcers, burns, pressure ulcers (bedsores), and venous stasis ulcers. The Company’s broadly enabling technology was discovered from oak bark extract and referred to as QBx™.

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

The Company has purchased proprietary wound care formulations, and the Company is using internationally recognized experts in the manufacturing of specialized, professional quality products that meet the demands of the USA markets.  We expect to launch our sales initiative during the Company’s third quarter of 2023.

Financial Results and Trends

Results of Operations for the Six Months Ended September 30, 2022 and 2021

At present, the Company has $0 revenue during the six months ended September 30, 2022 and September 30, 2021.  Net loss decreased from $67,708 for the six months ended September 30, 2021 to $41,640 for the six months ended September 30, 2022 due to a discontinued operations loss in the six-month period ended June 30, 2021 and lower office expenses, foreign exchange gains, accounting fees, and legal fees offset by lesser increase in filing fees.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(44,512)	$(45,457)
Investing activities	$—	$(5,600)
Financing activities	$42,501	$46,700

Operating Activities

Cash used in operating activities was $44,512 and $45,457 for the six months ended September 30, 2022 and 2021, respectively. The decrease in cash used in operating activities was primarily due to a decrease in net loss.

Investing Activities

Cash used in investing activities was $0 and $5,600 for the six months ended September 30, 2022 and 2021.

Financing Activities

Cash provided by financing activities was $42,501 and $46,700 for the six months ended September 30, 2022 and 2021, respectively. The decrease in cash provided by financing activities was primarily due to a decrease in notes payable issued to shareholders offset by a lesser increase in advances from related parties.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2022, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of September 30, 2022.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2022, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the six months ended September 30, 2022, Regenerex did not sell any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

Exhibits

3.0	Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.1	Amended Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.2	Amended Articles of Incorporation. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

3.3	Corporate Bylaws. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

10.1	Advance from Shareholder of Regenerex Pharma, Inc. Incorporated by reference to the Registrant’s Form 10-12G filed on July 28, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Regenerex Pharma, Inc.

Date: November 07, 2022	By:	/s/ Gregory Pilant
Gregory Pilant
Chief Executive Officer