Form 10-Q
period 2022-12-31
REGENEREX PHARMA, INC.
filed 2023-01-24
CIK 1357878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

________________________

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 24, 2023
Common stock, $0.001 par value	277,112,660

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

REGENEREX PHARMA, INC.

INDEX TO FORM 10-Q FILING

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

 PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REGENEREX PHARMA, INC.

BALANCE SHEETS

(UNAUDITED)

	December 31, 2022	March 31, 2022
ASSETS

Current Assets
Cash and equivalents	$1,203	$2,640
Prepaid expenses	2,500	5,256
Total Current Assets	3,703	7,896

Website, net of accumulated amortization of $25,690 and $23,174, respectively	4,910	7,426
Computer equipment, net of accumulated amortization of $82 and $0, respectively	1,316	—
Total Assets	$9,929	$15,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$66,125	$63,027
Related party advances	131,887	131,687
Accrued compensation	221,192	221,192
Other accrued liabilities	118,301	91,667
Current portion of notes payable to shareholder	337,369	152,880
Total Current Liabilities	874,874	660,453

Notes payable to shareholder, net of current portion	173,712	340,486
Notes payable to related parties	38,000	—
Total Liabilities	1,086,586	1,000,939

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 277,112,660 issued and outstanding at December 31, 2022 and March 31, 2022	277,113	277,113
Additional paid-in capital	671,963	671,963
Accumulated deficit	(2,025,733)	(1,934,693)
Total Stockholders’ Deficit	(1,076,657)	(985,617)
Total Liabilities and Stockholders’ Deficit	$9,929	$15,322

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Operating Expenses
General and administrative	$28,802	$61,975	$67,592	$94,737
Sales and marketing	300	—	300	—
Total Operating Expenses	29,102	61,975	67,892	94,737

Operating Loss	(29,102)	(61,975)	(67,892)	(94,737)

Other Income (Expense)
Interest expense	(17,241)	(14,548)	(49,365)	(44,130)
Foreign currency gain (loss)	(3,057)	(1,889)	26,217	483
Total Other Income (Expense)	(20,298)	(16,437)	(23,148)	(43,647)

Loss from Continuing Operations	(49,400)	(78,412)	(91,040)	(138,384)

Loss from Discontinued Operations	—	(1,022)	—	(8,758)

Net Loss	$(49,400)	$(79,434)	$(91,040)	$(147,142)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	227,112,660	203,743,095	277,112,660	152,749,024

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(91,040)	$(147,142)
Loss from discontinued operations	—	8,758
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	2,598	2,329
Foreign currency adjustments	(26,217)	(483)
Stock-based compensation	—	45,000
Changes in operating assets and liabilities:
Prepaid expenses	2,756	1,213
Accounts payable and accrued liabilities	38,763	36,033
Net cash used in continuing operating activities	(73,140)	(54,292)
Net cash used in discontinued operating activities	—	(8,758)
Net cash used in operating activities	(73,140)	(63,050)

Cash Flows from Investing Activities:
Website	—	(8,600)
Computer equipment	(1,398)	—
Net cash used in investing activities	(1,398)	(8,600)

Cash Flows from Financing Activities:
Related party advances	200	455
Proceeds from notes payable to shareholder	34,901	67,082
Proceeds from notes payable to related parties	40,500	—
Partial repayment of note payable to related parties	(2,500)	—
Net cash provided by financing activities	73,101	67,537

Decrease in cash and equivalents	(1,437)	(4,113)
Cash and cash equivalents, beginning of period	2,640	6,902
Cash and cash equivalents, end of period	$1,203	$2,789

Supplemental Cash Flow Information – Cash Paid For:
Income Taxes	$—	$—
Interest	$—	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into note payable to shareholder	$7,211	$27,254
Shares issued for the acquisition of intellectual property	$—	$150,000

 The accompanying notes are an integral part of these unaudited financial statements.

 REGENEREX PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2021	127,112,660	$127,113	$776,963	$(1,739,102)	$(835,026)
Net loss	—	—	—	(67,708)	(67,708)
Balance at September 30, 2021	127,112,660	$127,113	$776,963	$(1,806,810)	$(902,734)
Common stock issued for purchase of intellectual property	150,000,000	150,000	(150,000)	—	—
Stock-based compensation	—	—	45,000	—	45,000
Net loss	—	—	—	(79,434)	(79,434)
Balance at December 31, 2021	277,112,660	$277,113	$671,963	$(1,886,244)	$(937,168)

Balance at March 31, 2022	277,112,660	$277,113	$671,963	$(1,934,693)	$(985,617)
Net loss	—	—	—	(41,640)	(41,640)
Balance at September 30, 2022	277,112,660	$277,113	$671,963	$(1,976,333)	$(1,027,257)
Net loss	—	—	—	(49,400)	(49,400)
Balance at December 31, 2022	277,112,660	$277,113	$671,963	$(2,025,733)	$(1,076,657)

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

Operating results for the nine months ended December 31, 2022, are not necessarily indicative of the results that may be expected for the year ending March 31, 2023. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2022, have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2022, included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations, and as of December 31, 2022, it had excess liabilities over assets of $1,076,657.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings per Share

Earnings per share is reported in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of these options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted EPS is not provided when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share. As of December 31, 2022, and 2021, the Company does not have any common share equivalents outstanding.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three and nine months ended December 31, 2022 and 2021 was $723 and $2,516 and $1,016 and $2,329, respectively.

Computer Equipment

Expenditures related to the maintenance of the Company’s computer equipment are expensed as incurred. Purchase of computer equipment with cost over $500 are capitalized and amortized over the computer’s estimated useful life of three (3) years. Amortization expense for the three and nine months ended December 31, 2022, and 2021 was $82 and $82 and $0 and $0 respectively.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchased assets from the Company’s current Chief Executive Officer (“CEO”) and Secretary/Treasurer (see note 6).

Related Party Advances

During the nine-month period ended December 31, 2022, the Company’s Chief Financial Officer (“CFO”) and the Company’s Chief Executive Officer (“CEO”) advanced the Company monies for operating expenses in the amount of $200.   The related party advances totaled $131,887 and $131,687 as of December 31, 2022, and March 31, 2022, respectively. The related party advances accrue interest at ten (10) percent per annum.  Interest expense was $9,922 and $9,879 during the nine-month periods ended December 31, 2022, and 2021, respectively.

Notes Payable to Related Parties

On July 29, 2022, the Company’s Chief Financial Officer (“CFO”) and the Company’s Chief Executive Officer (“CEO”) were issued a promissory note in the principal amount of $7,500 for monies advanced for operating expenses.  November 13, 2022, a partial repayment of $2,500 was made by the Company.  The balance outstanding on December 31, 2022, is $5,000 and accrues interest at ten (10) percent per annum with repayment due no later than July 29, 2024.

On November 4, 2022, an additional promissory note was issued to the CFO and the CEO in the amount of $33,000 with repayment due no later than November 4, 2024.

Interest expense was $890 and $0 during the nine-month periods ended December 31, 2022, and 2021, respectively.

Note Payables to Shareholders

As at December 31, 2022 and March 31, 2022, the Company had various promissory notes with total outstanding principal balances of $511,081 and $493,366, respectively, due to a shareholder of the Company.  These notes are unsecured, bear interest at 10% per annum, and have maturity dates ranging from January 4, 2023, to December 30, 2024.

During the nine months ended December 31, 2022, notes with principal amounts totaling approximately $35,000 ($46,500 Canadian Funds) that came due during the period were reissued in the total principal amount of approximately $46,000 ($55,800 Canadian Funds) which included the principal amount plus accrued interest of approximately $7,000 ($9,300 Canadian Funds).

During the nine months ended December 31, 2022, a note with principal amount of $1,074 that came due November 22, 2022, was reissued in the principal amount of $1,289 which included the principal amount plus accrued interest of $215.

The reissued notes are unsecured, bear interest at 10% per annum, and have revised maturity dates ranging from May 20, 2024, to December 30, 2024.

During the nine-month period ended December 31, 2022, a shareholder was issued additional three (3) promissory notes totaling $34,901.  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due twenty-four (24) months after the date of issue.

Total accrued interest on notes payable to shareholder and related parties and related party advances was $116,901 and $74,748 as of December 31, 2022, and March 31, 2022, respectively, which is included in other accrued liabilities.

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

NOTE 8 – SUBSEQUENT EVENTS

On January 4, 2023, one note to a shareholder that was originally due on January 4, 2023, with a principal amount of approximately $400 ($500 Canadian Funds) was reissued in the principal amount of approximately $450 ($600 Canadian Funds) which included the original principal amount plus interest accrued as at January 4, 2023 in the amount of approximately $80 ($100 Canadian Funds).  Repayment of the note is due no later than January 4, 2025.

On January 5, 2023, one note to a shareholder that was originally due on January 5, 2023, with a principal amount of approximately $400 ($500 Canadian Funds) was reissued in the principal amount of approximately $450 ($600 Canadian Funds) which included the original principal amount plus interest accrued as at January 5, 2023 in the amount of approximately $80 ($100 Canadian Funds).  Repayment of the note is due no later than January 5, 2025.

On January 11, 2023, one note to a shareholder that was originally due on January 5, 2023, with a principal amount of approximately $800 ($1,000 Canadian Funds) was reissued in the principal amount of approximately $900 ($1,200 Canadian Funds) which included the original principal amount plus interest accrued as at January 11, 2023 in the amount of approximately $150 ($200 Canadian Funds).  Repayment of the note is due no later than January 11, 2025.

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

Estimated COVID-19 impacts and uncertainties

COVID-19 has severely impacted, and is expected to continue to impact, the economies of the U.S. and other countries around the world COVID-19 has created significant public health concerns as well as significant volatility, uncertainty, and economic disruption in every region in which we operate, all of which have adversely affected and may continue to adversely affect our industries and our business operations. Further, financial and credit markets have experienced and may again experience volatility.

Beginning in our first fiscal quarter of 2020, the novel coronavirus known as “COVID-19" began to spread throughout the world, resulting in a global pandemic. The pandemic triggered a significant downturn in global commerce as early as February 2020 and the challenging market conditions have continued throughout the second half of fiscal 2020 through 2021 and into the first half of fiscal 2022 and may continue for an extended period.

COVID-19 continued to affect global economic conditions during the nine months ended December 31, 2022. The Company expects this will continue in the Company’s fourth quarter. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business.

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

Our products have shown to be very effective in healing chronic wounds in multiple clinical evaluations, with 63% to 94% of wounds demonstrating closure.  All our products feature our proprietary QBx™ ingredients which contribute to setting up a suitable environment to allow wounds to close.

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

Due to the staggering costs associated with chronic wounds in the US, the Affordable Healthcare Act (AHA) is changing how the entire wound care system is reimbursed in the US. Now all four markets segments: hospital, nursing homes, home health, and general wound care clinics are all on paid on a “pay for performance basis.”  These cost pressures in the healthcare system are a major issue in the wound care market, with the US government and payors seeking new approaches that address cost constraints and product performance.  Home health is now paid on a “diagnostic code” for the wound in single payments removing the risk from the Payee to the Payer.  The Company’s first markets will be those segments that are totally “at risk” for single payments to close the wounds.  Today, the fastest growing segment in the US wound market is Home Health and Nursing Homes due to the aging population

The Company has purchased proprietary wound care formulations, and the Company is using internationally recognized experts in the manufacturing of specialized, professional quality products that meet the demands of the USA markets.  We expect to launch our sales initiative during the Company’s fourth quarter of 2023.

Financial Results and Trends

Results of Operations for the Nine Months Ended December 31, 2022, and 2021

At present, the Company has $0 revenue during the nine months ended December 31, 2022, and 2021, respectively.  Net loss decreased from $147,142 for the nine months ended December 31, 2021, to $91,040 for the nine months ended December 31, 2022, due to discontinued operations loss in the nine-month period ended September 30, 2021, lower office expense, accounting fees, professional fees, and higher foreign exchange gains offset by lesser increase in filing fees and website expenses.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine months Ended
	December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(73,140)	$(63,050)
Investing activities	$(1,398)	$(8,600)
Financing activities	$73,101	$67,537
12

Operating Activities

Cash used in operating activities was $73,140 and $63,050 for the nine months ended December 31, 2022, and 2021, respectively. The increase in cash used in operating activities was primarily due to discontinued operations loss in the nine-month period ended September 30, 2021, increase filing fees, and website expenses offset by a lesser decrease in office supplies, accounting fees and professional fees,

Investing Activities

Cash used in investing activities was $1,398 and $8,600 for the nine months ended December 31, 2022, and 2021.  The decrease in cash used in investing activities was due to a decrease in Website Development.

Financing Activities

Cash provided by financing activities was $73,101 and $67,537 for the nine months ended December 31, 2022, and 2021, respectively. The increase in cash provided by financing activities was primarily due to an increase in notes payables issued to related parties.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of December 31, 2022.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2022, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the nine months ended December 31, 2022, Regenerex did not sell any unregistered equity securities.

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

Registrant	Regenerex Pharma, Inc.

Date: January 24, 2023	By:	/s/ Gregory Pilant
Gregory Pilant
Chief Executive Officer