Form 10-K
period 2023-03-31
REGENEREX PHARMA, INC.
filed 2023-06-09
CIK 1357878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number : 000-53230

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

There is no aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2023, the last business day of the registrant’s most recently completed fiscal year, as the registrant’s shares of common stock are not quoted on a national exchange.

Number of shares outstanding of the registrant’s common stock as of June 9, 2023: 277,147,660 shares.

REGENEREX PHARMA, INC

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED MARCH 31, 2023 AND 2022

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	32

	SIGNATURES	33

	CERTIFICATIONS

	Exhibit 31 – Management certifications

	Exhibit 32 – Sarbanes-Oxley Act

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

●     our ability to add new customers.

●     the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position and cash flows.

●     the potential benefits of and our ability to maintain our relationships and establish or maintain future collaborations or strategic relationships or obtain additional funding.

●     our marketing capabilities and strategy.

●     our ability to maintain a cost-effective program.

●     our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals.

●     our competitive position, and developments and projections relating to our competitors and our industry.

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

PART I

ITEM 1.  BUSINESS.

Business of Issuer

The business of Regenerex Pharma, Inc., (the “Company” or “Regenerex Pharma,”), is to develop and market Woundcare Healing products.  The Company has three technologies for different types of wound conditions:

●	The first is for closing chronic wounds,
●	the second is for accelerating closure of acute or surgical wounds, and
●	the third solves the issue on contamination of all types of wounds including the destruction of biofilms.

The current product technology provides the Company with a number of complete wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns and surgical wounds.  These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S. and global markets.

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

Our products have been shown to be very effective in healing chronic wounds in multiple clinical evaluations, with 63% to 94% of wounds demonstrating closure.  All of our products feature our proprietary QBx™ ingredients which contribute to setting up a suitable environment to allow wounds to close.

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

The Company has purchased proprietary wound care formulations, and the Company plans to use internationally recognized experts in the manufacturing of specialized, professional quality products that meet the demands of the USA markets.  We expect to launch our sales initiative during the third quarter of the 2023 calendar year.

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

Manufacturing and Materials

Our products have been shown to be very effective in healing chronic wounds in multiple clinical evaluations, with 63% to 94% of wounds demonstrating closure.  All of our products feature our proprietary QBx™ ingredients which contribute to setting up a suitable environment to allow wounds to close.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years, following an IPO, or sale of the Company’s securities under a registration statement.  However, if our non-convertible debt issued within a three-year period or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

The Company has a lack of revenue history and has had a limited history of operations.

The Company was formed on November 18, 2005, for the purpose of engaging in any lawful business and had adopted a plan to engage in the sale of artwork over the internet.  The Company had minimal revenues.  On July 29, 2010, the Company changed its name from Online Originals, Inc. to CREENERGY Corporation.  The name change was intended to convey a sense of the Company's new business focus as it looked to pursue other opportunities.  Specifically, the Company intended to obtain leases for the exploration and production of oil and gas in northern Alberta, Canada.  The Company was unable to identify any prospects or enter into any leases or agreements.

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

As of March 31, 2023, the Company is not profitable.  The Company must be regarded as a start-up venture with all the unforeseen costs, expenses, problems, risks, and difficulties to which such ventures are subject.

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

Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses.  The Company’s management is aware of the abuses that have occurred historically in the penny stock market.  Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

The Company’s officers and directors collectively own a substantial portion of its outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

The Company’s officers and directors are collectively the beneficial owners of approximately 72.173% of the outstanding shares of the Company’s common stock. As long as the Company’s officers and directors collectively own a significant percentage of its common stock, other shareholders may generally be unable to affect or change the management or the direction of the Company without the support of its officers and directors. As a result, some investors may be unwilling to purchase the Company’s common stock. If the demand for the Company’s common stock is reduced because its officers and directors have significant influence over the Company, the price of the Company’s common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and approval of significant corporate transactions.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for Regenerex Pharma, Inc.’s common stock, par value $0.001 per share. There were no trades of Regenerex Pharma, Inc.’s common stock during the years ended March 31, 2023 and 2022.

Holders of Record

As of March 31, 2023, the Company had 211 holders of record of its common stock.

Dividend Policy

The Company has never declared or paid dividends on its common stock.  The Company intends to retain earnings, if any, to support the development of its business and therefore does not anticipate paying cash dividends for the foreseeable future.  Payment of future dividends, if any, will be at the discretion of the Board of Directors after considering various factors, including current financial condition, operating results, and current and anticipated cash needs.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the years ended March 31, 2023 and 2022.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

Discontinued Operations and New Developments

The business of Regenerex Pharma, Inc. (the “Company”), had been to develop and market skincare products. The Company was doing business as Eternelle Skincare Products.  The Company was using proprietary peptide / collagen blends and was developing a number of skincare products that demonstrated strong efficacy in providing youthful, healthy skin and significant anti-aging benefits to both women and men.  These objectives were not realized, and the Company has abandoned its efforts in this area. The financial results for periods prior to the abandonment of this area have been reflected in the accompanying statement of operations as discontinued operations as this change represented a strategic shift in our business that had a major effect on our operations and financial results. There were no assets or liabilities related to this area as of March 31, 2023 or 2022.

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

Currently management is engaged in developing managed care agreements with southeastern states to manage their Medicaid wound care patients.  Regenerex would provide our wound care products and protocols which would result in a large savings for the state Medicaid population.  The Company is also in the process of negotiating with several distributors in various Middle Eastern countries to provide the Company's products.

Results of Operations for the Years Ended March 31, 2023 and 2022

At present, the Company has no revenue. Net loss decreased to $137,330 for the year ended March 31, 2023 from $195,591 for the year ended March 31, 2022 due to a decrease in accounting fees, greater loss on foreign exchange and decrease in stock-based compensation offset by a lesser increase in legal and administration fees.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been notes payable of $78,357 during the year ended March 31, 2023, and $73,565 during the year ended March 31, 2022.  The Company requires significant cash to launch its business and reduce its liabilities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  We are actively seeking to raise additional debt and/or equity capital to add new products and/or services to commence material operations.  If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operation.  Our independent registered public accounting firm included an explanatory paragraph in their report regarding substantial doubt about the Company’s ability to continue as a going concern.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

	Year Ended
	March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(76,164)	$(69,922)
Investing activities	$(1,398)	$(8,600)
Financing activities	$76,057	$74,260

Operating Activities

Cash used in operating activities was $76,164 and $69,922 for the years ended March 31, 2023 and 2022, respectively. The increase in cash used in operating activities was primarily due to an increase in foreign currency adjustments offset by a lesser decrease in net loss, in stock-based compensation, in prepaid expenses and increase in accounts payable.

Investing Activities

Cash used in investing activities was $1,398 and $8,600 for the years ended March 31, 2023 and 2022.  The decrease in cash used was a result of lesser investment in improvements to our website.

Financing Activities

Cash provided by financing activities was $76,057 and $74,260 for the years ended March 31, 2023 and 2022, respectively. The increase in cash provided by financing activities was primarily due to an increase in cash received from notes payable.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s accounting policies are disclosed in Note 3 to the accompanying financial statements. There are no material estimates during this reporting period.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regenerex Pharma, Inc. (the “Company”) as of March 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred continuing losses from operations and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Newport Beach, California
June 9, 2023

REGENEREX PHARMA, INC.

BALANCE SHEETS

	March 31, 2023	March 31, 2022
ASSETS

Current Assets
Cash and equivalents	$1,135	$2,640
Prepaid expenses	—	5,256
Total Current Assets	1,135	7,896

Website, net of accumulated amortization of $26,397 and $23,174 as of March 31, 2023 and 2022, respectively	4,203	7,426
Computer equipment, net of accumulated depreciation of $197 and $0 as of March 31, 2023 and 2022, respectively	1,201	—
Total Assets	$6,539	$15,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$75,145	$63,027
Related party advances	131,887	131,687
Accrued compensation	221,192	221,192
Other accrued liabilities	125,787	91,667
Current portion of notes payable to shareholder	222,771	152,880
Total Current Liabilities	776,782	660,453

Notes payable to shareholder, net of current portion	314,704	340,486
Notes payable to related parties	38,000	—
Total Liabilities	1,129,486	1,000,939

Commitments and Contingencies (Note 10)	-	-

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 277,112,660 issued and outstanding as of March 31, 2023 and 2022	277,113	277,113
Additional paid-in capital	671,963	671,963
Accumulated deficit	(2,072,023)	(1,934,693)
Total Stockholders’ Deficit	(1,122,947)	(985,617)
Total Liabilities and Stockholders’ Deficit	$6,539	$15,322

The accompanying notes are an integral part of these financial statements.

 REGENEREX PHARMA, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2023	2022

Operating Expenses:
General and administrative	$96,171	$126,267
Total Operating Expenses	96,171	126,267

Operating Loss	(96,171)	(126,267)

Other (Expense):
Interest expense	(66,788)	(59,063)
Foreign currency gain (loss)	25,629	(4,751)
Total Other (Expense)	(41,159)	(63,814)

Loss from Continuing Operations	(137,330)	(190,081)

Loss from Discontinued Operations	—	(5,510)

Net Loss	$(137,330)	$(195,591)

Basic and Diluted Loss per Common Share – Continuing Operations	$0.00	$0.00
Basic and Diluted Loss per Common Share – Discontinued Operations	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding	277,112,660	183,414,030

 The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(137,330)	$(195,591)
Loss on discontinued operations	—	5,510
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	3,420	3,529
Foreign currency adjustments	(25,629)	4,751
Stock-based compensation	—	45,000
Changes in operating assets and liabilities:
Prepaid expenses	5,256	(4,043)
Accounts payable and accrued liabilities	78,119	76,432
Net cash used in operating activities	(76,164)	(64,412)
Net cash used in discontinued operating activities	—	(5,510)
Net cash used in operating activities	(76,164)	(69,922)

Cash Flows from Investing Activities:
Website development	—	(8,600)
Computer equipment	(1,398)	—
Net cash used in investing activities	(1,398)	(8,600)

Cash Flows from Financing Activities:
Related party advances	200	695
Proceeds from notes payable to shareholder	37,857	73,565
Proceeds from notes payable to related parties	40,500	—
Partial repayment of notes payable to related parties	(2,500)	—
Net cash provided by financing activities	76,057	74,260

Decrease in cash and equivalents	(1,505)	(4,262)
Cash and cash equivalents, beginning of year	2,640	6,902
Cash and cash equivalents, end of year	$1,135	$2,640

Supplemental Cash Flow Information – Cash Paid For:
Income taxes	$—	$—
Interest	$—	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into note payable to shareholder	$30,294	$42,818
Shares issued for the acquisition of intellectual property	$—	$150,000

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2021	127,112,660	$127,113	$776,963	$(1,739,102)	$(835,026)

Common stock issued for purchase of intellectual property	150,000,000	150,000	(150,000)	—	—
Stock-based compensation	—	—	45,000	—	45,000
Net loss	—	—	—	(195,591)	(195,591)
Balance at March 31, 2022	277,112,660	277,113	671,963	(1,934,693)	(985,617)

Net loss	—	—	—	(137,330)	(137,330)
Balance at March 31, 2023	277,112,660	$277,113	$671,963	$(2,072,023)	$(1,122,947)

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Regenerex Pharma, Inc., formerly Peptide Technologies, Inc. (the “Company” or “Regenerex”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.  The Company’s business was to develop and market proprietary skincare products that were to be sold online. The majority of manufacturing, distribution, marketing, and sales operations were outsourced.  The Company’s attempt over the past four years to build a business that marketed skincare products online has not come to fruition, so management decided to change the business focus and look for other opportunities.

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

Management has decided to focus on this new business development. The financial results for periods prior to the abandonment of the previous business line have been reflected in the accompanying statement of operations as discontinued operations as this change represented a strategic shift in our business that had a major effect on our operations and financial results. There were no assets or liabilities related to this area as of March 31, 2023 or 2022.

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

The Companies business is to develop and market Woundcare Healing products.  The Company has three technologies for different types of wound conditions:

●	The first is for closing chronic wounds,
●	the second is for accelerating closure of acute or surgical wounds, and
●	the third solves the issue on contamination of all types of wounds including the destruction of biofilms.

The current product technology provides the Company with a number of complete wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns and surgical wounds.  These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S. and global markets.

Currently, there are no products available on the market that are successful in healing chronic, non-healing wounds through the down regulation of proteases.  Management believes that this will provide the Company with a distinct advantage over other companies providing services in this sector.

The wound care healing space is well suited for Home Care service providers that are funded by the US Government.  The majority of manufacturing and distribution will be outsourced.  However, strategic planning and development will be performed internally by the Company.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and continuing negative cash flows from operations through March 31, 2023.  The Company has current liabilities in excess of current assets of $775,647. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories

Inventories are valued at the lower of cost and net realizable value with the cost being determined on a first-in, first-out basis (FIFO) cost method.  As of March 31, 2023 and 2022, there is no inventory.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the years ended March 31, 2023 and 2022 was $3,223 and $3,529, respectively.

Computer Equipment

Expenditure related to the maintenance of the Company’s computer equipment is expensed as incurred. Purchases of computer equipment with costs over $500 are capitalized and depreciated over the computer’s estimated useful life of three (3) years. Depreciation expense for the years ended March 31, 2023 and 2022 was $197 and $0, respectively.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the carrying amount of any long-lived asset may be impaired, an evaluation of recoverability is performed.  There were no impairment losses during the years ended March 31, 2023 and 2022.

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

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. The Company estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding. Expected stock price volatility is based on the historical volatility of the Company’s stock for a period approximating the expected life, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the number of share-based awards that will be forfeited prior to vesting.

The fair value of restricted stock awards is based on the par value of the Company’s common stock on the date of the grant.

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

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted instruments are excluded from periods in which the Company incurs a loss because it would be anti-dilutive.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

●	Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace.
●	Level 3 - Unobservable inputs which are supported by little or no market activity.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board Issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of the ASC. The Company believes those updates issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company. The following are recent accounting pronouncements which may impact the Company:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes several practical expedients. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company has adopted the provisions of the new standard, but it did not have an impact on the Company as it does not have any leases.

NOTE 4 – ACCRUED LIABILITIES

Accrued compensation consists of the following:

	March 31, 2023	March 31, 2022
Salaries and benefits payable	$212,000	$212,000
Payroll taxes payable	9,192	9,192
Total accrued compensation	$221,192	$221,192

Other accrued liabilities consist of the following:

	March 31, 2023	March 31, 2022
Accrued other	$4,800	$12,500
Accrued administration expenses	9,744	4,419
Accrued interest	111,243	74,748
Total accrued liabilities	$125,787	$91,667

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchased assets from the Company’s current Chief Executive Officer (“CEO”) and Secretary/Treasurer. (See note 6).

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) advanced $0 and $695 to the Company during the years ended March 31, 2023 and 2022, respectively, to pay for operating expenses.  The advances are due on demand.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  Repayment is due no later than June 30, 2023.  Interest expense was $13,171 and $13,120 during the years ended March 31, 2023, and March 31, 2022, respectively, which is included in other accrued liabilities.

The Company’s Chief Financial Officer and the Company’s Chief Executive Office advanced $200 and $0 to the Company during the years ended March 31, 2023 and 2022, respectively, to pay for operating expenses.

The related party advances total $131,887 and $131,687 as of March 31, 2023, and March 31, 2022, respectively.

Related Party Notes Payable

During the year ended March 31, 2023, the Company’s CFO and the Company’s CEO advanced the Company monies for operating expenses in the amount of $40,500.   Repayment during the year ended March 31, 2023 was $2,500.  The advances are due on demand and accrue interest at ten (10) percent per annum.  Repayment is due no later than November 4, 2024.

The related party notes payable totaled $38,000 and $0 as of March 31, 2023, and March 31, 2022, respectively.  Interest expenses were $1,725 and $0 during the years ended March 31, 2023 and March 31, 2022, respectively, which is included in other accrued liabilities.

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

NOTE 7 – NOTES PAYABLE TO SHAREHOLDER

During the year ended March 31, 2019, a shareholder of the Company was issued a promissory note in the principal amount of $70,000.  The note was unsecured and bore interest at ten (10) percent, per annum.  This note was reissued on February 19, 2023 in the principal amount of $100,800, which included the original principal of $70,000 plus interest accrued as of February 19, 2023 in the amount of $30,800.  Repayment of the note is due no later than February 19, 2025.

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

During the year ended March 31, 2021, a shareholder was issued an additional 23 promissory notes totaling $66,660.  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due 24 months after the date of issue.

During the year ended March 31, 2022, a shareholder was issued an additional nine (9) promissory notes totaling $73,565.  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due 24 months after the date of issue.

During the year ended March 31, 2023, a shareholder was issued an additional four (4) promissory notes totaling $37,857.  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due 24 months after the date of issue.

Future annual minimum principal only payments for shareholders notes are as follow:

March 31	2024	2025
Principal	$222,771	314,704

Aggregate interest expenses were $51,892 and $42,677 during the years ended March 31, 2023 and 2022, which is included in other accrued liabilities at March 31, 2023 and 2022, respectively.

NOTE 8 – COMMON STOCK

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share.  During the year ended March 31, 2022, Irene Getty, who resigned as a member of the Board of Directors, transferred 45,000,000 shares of common stock with an estimated fair value of $45,000 to Gregory Pilant and Deborah Pilant upon their appointment as Directors and Officers of the Company.  On August 25, 2022, Irene Getty resigned as Chief Financial Officer of the Company. Irene Getty was a significant shareholder owning more than 10% of the shares outstanding at the time. The Company recognized stock-based compensation of $45,000 within general and administrative expenses in the accompanying statement of operations related to this transfer of shares.

NOTE 9 – INCOME TAXES

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended March 31, 2023 and 2022:

	2023	2022
Federal tax benefit at statutory rate	21.0%	21.0%
Permanent differences	0.0%	-4.8%
Temporary differences
Accounts payable and accrued liabilities	7.1%	3.8%
Other	-6.8%	-0.5%
Change in valuation allowance	-21.3%	-19.5%
Total provision	0.0%	0.0%

The composition of the Company’s deferred tax assets as of March 31, 2023 and 2022 is as follows:

	Asset (Liability)
	2023	2022

Other	$14,300	$16,700
Net operating loss carryforwards	345,800	314,200
Valuation allowance	(360,100)	(330,900)
Net deferred tax asset	$—	$—

The valuation allowance increased by $29,200 and $38,200 during the years ended March 31, 2023 and March 31, 2022 respectively.

The Company had a net operating loss carryforward balance of approximately $1,600,000 as of March 31, 2023. The Company’s net operating losses have expiration dates ranging from 2024 to 2038. Net operating loss carryforwards generated in 2018 and later have indefinite carryforward periods. The future utilization of the net operating losses may potentially be impacted by IRS Section 382 limitations as a result of the significant change in ownership resulting from the November 15, 2021 Asset Purchase Agreement discussed in Note 6.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.  See Note 6 for discussion of the $10,000,000 in contingent consideration to be paid in connection with the November 15, 2021 Asset Purchase Agreement.  To date, no amounts have been payable under this agreement.

NOTE 11 – SUBSEQUENT EVENTS

On April 1, 2023, the Company signed a lease agreement to rent office space for $1,650 per month.  The term of the lease is sixty (60) months with the first month’s rent due May 1, 2023.

On April 12, 2023, the Company issued 10,000 shares of the Company’s restricted common stock for cash proceeds of $10,000. On May 31, 2023, the Company issued 25,000 shares of the Company’s restricted common stock for cash proceeds of $25,000. For each share purchased under these agreements, the Company also issued five warrants exercisable at $0.20 per share, for a total of 175,000 warrants.  These warrants are exercisable from June 2023 through June 2025.

On April 15, 2023, a note to a shareholder that was originally due on April 15, 2023, with a principal amount of approximately $80,700 ($108,000 Canadian Funds) was reissued in the principal amount of approximately $102,000 (129,600 Canadian Funds), which included the original principal amount plus interest accrued as at April 15, 2023 in the approximate amount of $16,000 ($21,600 Canadian Funds).  Repayment of the note is due no later than April 15, 2025.

On May 10, 2023, a note to a shareholder that was originally due on May 10, 2023, with a principal amount of approximately $1,200 ($1,500 Canadian Funds) was reissued in the principal amount of approximately $1,400 ($1,800 Canadian Funds), which included the original principal amount plus interest accrued as at May 10, 2023, in the approximate amount of $250 ($300 Canadian Funds).  Repayment of the note is due no later than May 10, 2025.

On June 2, 2023, a note to a shareholder that was originally due on June 2, 2023, with a principal amount of approximately $3,600 ($5,000 Canadian Funds) was reissued in the principal amount of approximately $4,400 ($6,000 Canadian Funds), which included the original principal amount plus interest accrued as at June 2, 2023, in the approximate amount of $800 ($1,000 Canadian Funds).  Repayment of the note is due no later than June 2, 2025.

On May 23, 2023, the Company’s Chief Financial Officer (“CFO”) and the Company’s Chief Executive Officer (“CEO”) advanced the Company monies for operating expenses in the amount of $1,700.   The advance is interest free, and repayment is due no later than June 23, 2023.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of March 31, 2023, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Internal controls for Regenerex Pharma, Inc. were presented and accepted by the Board as of January 22, 2020 and updated February 10, 2021.  The updated internal controls were again presented and accepted by the Board as of February 24, 2023.  In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of March 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Office Held
Gregory Pilant	66	Director, Chief Executive Officer
Deborah Pilant	70	Director, Secretary Treasurer, Chief Financial Officer
Troy Thuet	61	Chief Operating Officer
Dr. Lee Ori	47	Chief R & D Officer

Mr. Gregory P. Pilant, Director, Chairman of the Board, Chief Executive Officer

Greg Pilant is the founder, CEO, and Chairman of several private companies.  Mr. Pilant is a lifelong entrepreneur and founder and Chairman of Greystone Pharmaceuticals, Inc.  Prior to Greystone he was CEO of Medical and Pharma Companies including Stanley Pharmaceuticals, National Labs, and MedStat.  Mr. Pilant has set-up manufacturing facilities in United States, China, Europe and the Middle East, and has had over 30 years of experience in every aspect of Woundcare from FDA and CE compliance reimbursement, manufacturing and distribution.  Mr. Pilant was one the of first fifteen voted into University of Memphis “Business Hall of Fame”.

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

Troy Thuet, having completed a Fellowship program in Aging and Regenerative Medicine, brings over 15 years of business experience in a variety of managerial and executive positions.  As a Managing Partner of a private company, Mr. Thuet has consulted with non-profit and hospital groups with needed Personal Protection Equipment, working with international groups to provide COVID related testing products.  Mr. Thuet, an experienced executive with a proven track record for Business Development with individuals and team building, has managed accounts from onboarding, product design and formulation, sourced product components, maintained regulatory compliance, and managed production through completion.

Dr. Lee Ori, Chief R & D Officer

Dr. Lee Ori graduated from Auburn University Harrison School of Pharmacy (AUHSOP) magna cum laude with his doctorate in pharmacy. He worked for Eli Lilly and Company as a clinical liaison to physicians. Lee presently holds pharmacist license(s) in ten states and has held numerous executive positions based on his extensive compounding background. These include serving as Director or Pharmaceutical Operations for Optimal Health Labs, LLC, and Chief Medical Officer for Ready Scrip, LLC.

ITEM 11.  EXECUTIVE COMPENSATION.

The Company has not awarded or paid to the named executive officers any compensation during the years ended March 31, 2023 and 2022.  Effective February 23, 2019, the Board has agreed that salaries will not be accrued or paid for 24 months from the date of the resolution.  Further, the Board agreed on February 25, 2022 that salaries will not be accrued or paid for an additional 15 months from the date of the resolution.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 31, 2023, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each of its directors, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s common stock.  As of March 31, 2023, there were 277,112,660 shares of common stock outstanding.

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

The table also shows the number of shares beneficially owned as of March 31, 2023, by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent of Common Stock
Gregory Pilant	Director, Chief Executive Officer	200,000,000	72.173%
Deborah Pilant	Director, Secretary Treasurer
Troy Thuet	Chief Operating Officer	0	0%
Dr. Lee Ori	Chief R & D Officer	0	0%
Total Officers and Directors		200,000,000	72.173%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by dbbmckennon for the audit and reviews of the Company’s financial statements were $36,500 and $30,260 for the fiscal years ended March 31, 2023 and 2022, respectively.

Audit-Related Fees.  The aggregate fees billed by dbbmckennon for assurance and related services, that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2023 and 2022 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees.  The aggregate fees billed by dbbmckennon for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2023 and 2022 were $0 and $4,000 respectively.

All Other Fees.  The aggregate fees billed by dbbmckennon for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended March 31, 2023 and 2022 were $0.

As of the date of this Annual Report, the Company did not have a standing audit committee serving, and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

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
32

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

REGENEREX PHARMA, INC.
Date:	June 9, 2023	By: Name: Title:	/s/ Gregory Pilant Gregory Pilant Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in their capacities and on the dates indicated.

REGENEREX PHARMA, INC.
Date:	June 9, 2023	By: Name: Title:	/s/ Deborah Pilant Deborah Pilant Chief Financial Officer
Date:	June 9, 2023	By: Name: Title:	/s/ Gregory Pilant Gregory Pilant Director, Chief Executive Officer