Form 10-Q
period 2023-06-30
REGENEREX PHARMA, INC.
filed 2023-08-14
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

Commission File No. 000-53230

REGENEREX PHARMA, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0479983
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5348 Vegas Drive #177

Las Vegas, NV 89108

(Address of principal executive offices)

(877) 761-7479

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2023
Common stock, $0.001 par value	277,437,660

“Explanatory Note Regarding Forward-Looking Statements:”

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●     our ability to add new customers;

●     the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position, and cash flows;

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

REGENEREX PHARMA, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REGENEREX PHARMA, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	March 31, 2023
ASSETS

Current Assets
Cash and equivalents	$67,754	$1,135
Prepaid expenses	23,300	—
Total Current Assets	91,054	1,135

Website, net of accumulated amortization of $27,112 and $26,397, as of June 30, 2023 and March 31, 2023, respectively	3,488	4,203
Furniture and computer equipment, net of accumulated depreciation of $313 and $197 as of June 30, 2023 and March 31, 2023	4,714	1,201
Right of use assets	940,348	—
Total Assets	$1,039,604	$6,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$96,504	$75,145
Related party advances	1,685	131,887
Accrued compensation	221,192	221,192
Other accrued liabilities	76,973	125,787
Current portion of notes payable to shareholder	268,489	222,771
Current portion of lease liabilities	136,883	—
Total Current Liabilities	801,726	776,782

Notes payable to shareholder, net of current portion	295,769	314,704
Notes payable to related parties	38,000	38,000
Notes payable	184,232	—
Lease liabilities, net of current portion	803,845	—
Total Liabilities	2,123,572	1,129,486

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 277,332,660, and 277,112,660 issued and outstanding at June 30, 2023 and March 31, 2023	277,333	277,113
Additional paid-in capital	896,297	671,963
Accumulated deficit	(2,257,598)	(2,072,023)
Total Stockholders’ Deficit	(1,083,968)	(1,122,947)
Total Liabilities and Stockholders’ Deficit	$1,039,604	$6,539

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2023	2022
Operating Expenses:
General and administrative	$157,174	$17,285
Sales and marketing	3,000	—
Total Operating Expenses	160,174	17,285

Operating Loss	(160,174)	(17,285)

Other (Expense):
Interest expense	(18,506)	(15,518)
Foreign currency gain (loss)	(6,895)	9,599
Total Other Expense	(25,401)	(5,919)

Net Loss	$(185,575)	$(23,204)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	277,156,286	127,112,660

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(185,575)	$(23,204)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	831	1,071
Stock-based compensation	34,554	—
Amortization of ROU assets, net of liabilities	380	—
Foreign currency adjustments	6,895	(9,599)
Changes in operating assets and liabilities:
Prepaid expenses	(23,300)	2,756
Accounts payable and accrued liabilities	44,978	(6,092)
Net cash used in operating activities	(121,237)	(35,068)

Cash Flows from Investing Activities:
Purchase of furniture and computer equipment	(3,629)	—
Net cash used in investing activities	(3,629)	—

Cash Flows from Financing Activities:
Related party advances	1,485	100
Proceeds from notes payable to shareholder	—	34,000
Proceeds from sale of common stock and warrants	190,000	—
Net cash provided by financing activities	191,485	34,100

Increase (decrease) in cash and equivalents	66,619	(968)
Cash and cash equivalents, beginning of period	1,135	2,640
Cash and cash equivalents, end of period	$67,754	$1,672

Supplemental Cash Flow Information – Cash Paid For:
Income taxes	$—	$—
Interest	$—	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into note payables	$72,996	$1,435
Operating leases, ROU asset and liabilities	$953,535	$—
Shares issued for the acquisition of intellectual property	$—	$150,000

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR

THE THREE MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2022	277,112,660	$277,113	$671,963	$(1,934,693)	$(985,617)
Net loss	—	—	—	(23,204)	(23,204)
Balance at June 30, 2022	277,112,660	$277,113	$671,963	$(1,957,897)	$(1,008,821)

Balance at March 31, 2023	277,112,660	$277,113	$671,963	$(2,072,023)	$(1,122,947)
Shares and warrants sold for cash	190,000	190	189,810	—	190,000
Stock-based compensation	30,000	30	34,524	—	34,554
Net loss	—	—	—	(185,575)	(185,575)
Balance at June 30, 2023	277,332,660	$277,333	$896,297	$(2,257,598)	$(1,083,968)

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

Operating results for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending March 31, 2024. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2023 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2023 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $2,257,598 as of June 30, 2023. The Company also has excess liabilities over assets of $1,083,968 These factors raise doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 –SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company will record revenue under Accounting Standards Codification (“ASC”) 606 by 1) identifying the contract with the customer 2) identifying the performance obligations in the contract 3) determining the transaction price, 4) allocating the transaction price to the required performance obligations in the contract, and 5) recognizing revenue when or as the companies satisfies a performance obligation.

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

During the three months ended June 30, 2023, the Company excluded the outstanding stock warrants from its calculation of earnings per share, as the warrants would be anti-dilutive.  Conversion of outstanding warrants may result in approximately one million additional shares of common stock outstanding.  As of June 30, 2023 and 2022, the Company had common share warrants outstanding of 1,115,000 and 0, respectively.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three months ended June 30, 2023 and 2022 was $715 and $1,071, respectively.

Furniture and Computer Equipment

Furniture and computer equipment are stated at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful life of three (3) to five (5) years.  Depreciation expense for the three months ended June 30, 2023 and 2022 was $116 and $0.  Significant betterments are capitalized while purchases under $500 are expensed as incurred.

Right of Use Assets and Lease Liabilities

The Company has active operating lease arrangements for office space, production equipment, and production facilities.  The Company is required to make fixed minimum rent payments relating to its right to use the underlying leased asset.  In accordance with the adoption of ASC 842, the Company recorded right-of-use assets and related lease liabilities for these leases as of June 2023.

The Company’s lease agreements do not provide an implicit borrowing rate.  Therefore, the Company used a benchmark approach to derive an incremental borrowing rate of 10% to discount each of its lease liabilities based on the remining lease term.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the estimated fair value of the award.  Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.  The fair value of each stock warrant is estimated on the date of grant using the Black-Scholes option valuation model.  Restricted shares are measured based on the fair market value of the underlying stock on the grant date.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchased assets from the Company’s current Chief Executive Officer (“CEO”) and Secretary/Treasurer (see note 6).

On June 10, 2023, the Company, has entered into an agreement with Woundcare Labs, LLC., a party related to the CFO and CEO of the Company, to lease a plant and to lease equipment in Tennessee. (see note 7).

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) had advanced the Company monies for operating expenses; no amounts were advanced during the periods presented.  The advances were due on demand, but no later than June 30, 2023.

The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  During the three months ended June 30, 2023, this note was transferred to a relative of the former CFO and was renewed upon maturity in the principal amount of $131,687 plus interest accrued as at June 30, 2023 in the amount of $52,545.  Interest expense was $3,285 and $3,284 during the three-month periods ended June 30, 2023 and 2022, respectively.  This transaction is no longer considered related party in nature, and thus is included in Notes payable in the accompanying balance sheet.

The Company’s Chief Executive Officer (“CFO”) advanced the Company monies for operating expenses in the net amount of $1,485 and $100 during the three months ended June 30, 2023 and June 30, 2022.  The advances are due on demand.

The related party advances totaled $1,685 and $131,887 as at June 30, 2023 and March 31, 2023, respectively.

Notes Payable to Related Parties

During the year ended March 31, 2023, the Company’s CFO and the Company’s CEO advanced the Company monies for operating expenses in the amount of $40,500.  No repayment was made during the periods ended June 30, 2023 and June 30, 2022.  The advances are due on demand and accrue interest at ten (10) percent per annum.  Repayment is due no later than November 4, 2024.

The related party notes payable totaled $38,000 as at June 30, 2023 and March 31, 2023.  Interest expenses were $981 and $0 during the three-month periods ended June 30, 2023 and 2022, respectively, which is included in other accrued liabilities.

Note Payable to Shareholder

As at June 30, 2023 and March 31, 2023, the Company had various promissory notes with total outstanding principal balances of $564,258 and $537,475, respectively, due to a shareholder of the Company.  These notes are unsecured, bear interest at 10% per annum, and have maturity dates ranging from August 18, 2023 to June 17, 2025.

During the three-months ended June 30, 2023, notes with principal amounts totaling approximately $102,000 ($134,500 Canadian Funds) that came due during the period were reissued in the total principal amount of approximately $126,000 ($161,400 Canadian Funds) which included the principal amount plus accrued interest of approximately $20,500  ($26,900 Canadian Funds.)  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due twenty-four (24) months after the date of issue.

Aggregate interest expense was $14,240 and $12,235 during the three months ended June 30, 2023 and 2022, which is included in other accrued liabilities at June 30, 2023 and March 31, 2023, respectively.

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
8

B.	Combination design Techniques
C.	Patent Pending Proprietary Blends
D.	Patent Pending Formulas
E.	Trademarks and all pending Trademarks
F.	510K USA FDA, information, and Know-how for application
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

See Note 6 for discussion of the $10,000,000 in contingent consideration to be paid in connection with the November 15, 2021 Asset Purchase Agreement. Payments made to the Company’s CEO and CFO in connection with the Asset Purchase Agreement are $9,000 and $0 as at June 30, 2023 and March 31, 2023, respectively.  The outstanding liability of $19,500 and $0 as at June 30, 2023 and March 31, 2023 respectively, is included in other accrued liabilities.

NOTE 8 – OPERATING LEASES

On April 1, 2023, the Company entered into an office lease agreement commencing in May 2023 which expires on April 30, 2028.  Under this agreement, the monthly rental payments are $1,650 throughout the term of the lease.  The Company is required to pay for all utilities used on the premises and has paid a security deposit of $800 which is included in prepaid expenses.

On June 10, 2023, the Company entered into a plant facility lease agreement with a related party commencing June 9, 2023 which expires on June 30, 2028.  Under this agreement, the monthly rental payments are $18,000 throughout the term of the lease excepting the month of June 2023 the rent is $7,920, The Company is working to have the premise certified by the FDA and will pay all related costs.  Until the certification is complete, the monthly rent is reduced by forty (40%) percent to $10,800. Under this agreement, the Company is also leasing the equipment in the plant facility through five (5) annual rent payments of $10,000, which are due on the 15th day of  each June from June 2023 to June 2027.

During the three-month periods ended June 30, 2023 and June 30, 2023 the operating lease cost was $21,600 and $0 respectively and is included in general and administrative expenses in the accompanying financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share.

On June 21, 2023, the Company approved the issuance of 30,000 shares of common stock with an estimated fair value of $30,000 as compensation to the board members for their service up to the end of June 30, 2023. During the three months ended June 30, 2023, stock-based compensation of $30,000 was expensed within general and administrative expenses.

On June 21, 2023, the Company agreed to compensate each board member, beginning June 29, 2023, a quarterly compensation of ten thousand (10,000) warrants which are vested immediately.  The warrants are exercisable at thirty-On June 21, 2023, the Company agreed to compensate each of the three board member, beginning June 29, 2023, a quarterly compensation of ten thousand (10,000) warrants which are vested immediately. The warrants are exercisable at thirty-three ($0.33) cents per share and expire July 1, 2029. The total fair value of these warrants was $3,036, which was expensed as stock-based compensation within general and administrative expense.

On June 13, 2023, the Company signed an employment agreement with an employee.  Fifteen thousand (15,000) warrants were issued for work performed prior to the date of the agreement.  Additional compensation will be 15,000 warrants to be issued quarterly, starting at the quarter ending September 30, 2023, and will continue until the Company has sufficient cash flows to pay cash compensation.  The warrants are exercisable at thirty-three ($0.33) cents per share and expire July 1, 2029.  During the three months ended June 30, 2023 and June 30, 2022, stock-based compensation related to these warrants was $1,518 and $0 and is included in general and administrative expense.

On June 19, 2023, the Company signed an advisory agreement with a consultant as an advisor for a period of one (1) year.  Agreed compensation is a warrant to purchase up to one hundred twenty thousand (120,000) common shares of the company exercisable at thirty-three ($0.33) cents with a five (5) year option to execute.  The warrants shall be earned on a prorate basis, calculated monthly from July 1, 2023 to June 30, 2024.

The warrant fair values were estimated using a Black Scholes model.  The fair value of the warrants is $12,141 and will be expensed at $3,035 per quarter from September 30, 2023 to June 30, 2024. The warrant fair values were estimated using a Black Scholes model with a 5-year expected term, risk-free interest rate of 5.19%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 80.0%.

The risk-free interest rate assumptions for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the equity awards.

As of the date of this valuation, the Companies stock was not trading.  The volatility was not calculated on each date shares were issued but was calculated at the end of the quarterly reporting period prior to the date the warrants were issued.  The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future equipment award grants, until such time that the Company’s Common Stock has enough market history to use historical volatility.

The dividend yield assumption for equity awards granted is based on Company’s history and expectation of dividend payouts.  The Company has never declared or paid any cash dividends on its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

The closing stock price of the Company’s common stock is not available as the Company’s stock is not trading. As a result, the Board of Directors and management determined the fair value of the common stock to be $0.18 per share based upon an allocation of the recent cash price paid for common stock and warrants during the three months ended June 30, 2023.

During the three-month period ended June 30, 2023, the Company issued one hundred ninety thousand (190,000) shares of common stock with a par value of $0.001 for the price of one ($1) dollar per share for a total of for a total of one hundred ninety thousand ($190,000) dollars.  Five warrants were issued for each share purchased, for a total of nine hundred fifty thousand (950,000) warrants.  The warrants are exercisable at twenty ($0.20) cents and expire twenty-four (24) months after the date of the purchase agreement.

As of June 30, 2023, 1,115,000 warrants had been issued of which 995,000 are vested.  None of the warrants have been exercised.  Remaining stock-based compensation is $30,351 and will be recognized over the next three years.

NOTE 10 – SUBSEQUENT EVENTS

Starting July 1, 2023, the Company agreed to pay the CEO a base pay in the gross amount of $360,000 per annum, payable semi-monthly and to provide a monthly medical allowance of $1,500 and a phone allowance of $100 per month.

Subsequent we approved the issuance of one hundred and five thousand (105,000) shares of common stock with a par value of $0.001 for the price one ($1) per share for a total of one hundred five thousand ($105,000) dollars.  Five warrants were issued for each share purchased, for a total of 525,000 warrants.  The warrants are exercisable at twenty ($0.20) cents and expire twenty-four (24) months after the date of the purchase agreements.

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

COVID-19 continued to affect global economic conditions during the three months ended June 30, 2023. The Company expects this will continue in the Company’s second quarter. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business.

Operations and New Developments

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

The Company has purchased proprietary wound care formulations, and the Company is using internationally recognized experts in the manufacturing of specialized, professional quality products that meet the demands of the USA markets.  We expect to launch our sales initiative during the Company’s third quarter of 2024.

The Company, has entered into an agreement, dated June 10, 2023, with Woundcare Labs, LLC  to lease a plant and equipment, in Tennessee.

Currently management is engaged in developing managed care agreements with southeastern states to manage their Medicaid wound care patients. Regenerex would provide our wound care products and protocols which would result in a large savings for the state Medicaid population. The Company is also in the process of negotiating with several distributors in various Middle Eastern countries to provide the Company's products. The Company has engaged into an agreement as of June 11, 2023, in the amount of $45,000, with First Forte Consultancy in the UAE to assist in meetings and road shows, introducing potential clients for distribution of the companies wound care product. A deposit of $22,500 was paid June.15 2023 and the balance of $22,500 is to be paid after the road shows and meetings are completed, in the Company’s third or fourth quarter.

Financial Results and Trends

Results of Operations for the Three Months Ended June 30, 2023 and 2022

At present, the Company has $0 revenue during the three months ended June 30, 2023 and June 30, 2022.  Net loss increased from $23,204 for the three months ended June 30, 2022 to $157,075 for the three months ended June 30, 2023 due to an increase in consulting fees, travel, meals and entertainment expenses, office lease and marketing expenses as well as stock-based compensation.

Liquidity and Capital Resources

The Company requires significant cash to launch its business and reduce its payables.  Management’s plans are to actively seek capital to enable the Company to add new products and/or services to ultimately achieve profitability. However, management cannot provide assurance that they can raise sufficient capital and whether the Company will ultimately achieve profitability, become cash flow positive, or raise additional debt and/or equity capital. The Company’s primary sources of liquidity and capital resources have been notes payable and raising equity capital, which are not sufficient prospectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operations, seek additional capital on less favorable terms, and/or pursue other remedial measures.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(121,237)	$(35,068)
Investing activities	$(3,629)	$—
Financing activities	$191,485	$34,100

Operating Activities

Cash used in continuing operating activities was $121,237 and $35,068 for the three months ended June 30, 2023 and 2022, respectively. The increase in cash used in operating activities was primarily due to increased net losses, stock-based compensation, increase in prepaid expenses, offset by reductions in foreign currency adjustments and increase in accounts payable.

Investing Activities

Cash used in investing activities was $3,629 and $0 for the three months ended June 30, 2023 and 2022.  The increase in cash used was due to the purchase of furniture and fixtures.

Financing Activities

Cash provided by financing activities was $191,485 and $34,100 for the three months ended June 30, 2023 and 2022, respectively. The increase in cash provided by financing activities was primarily due to the sale of stock.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2023, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of June 30, 2023.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2023, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended June 30, 2023, the Company issued one hundred ninety thousand (190,000) shares of common stock with a par value of $0.001 for the prince of one ($1) dollar per share for a total of one hundred ninety thousand ($190,000) dollars.  Five warrants were issued for each share purchased, for a total of nine hundred fifty thousand (950,000) warrants.  The warrants are exercisable at twenty ($0.20) cents and expire twenty-four (24) months after the date of the purchase agreement.

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

Registrant	Regenerex Pharma, Inc.

Date: August 14, 2023	By:	/s/ Gregory Pilant
Gregory Pilant
Chief Executive Officer