Form 10-Q
period 2023-09-30
REGENEREX PHARMA, INC.
filed 2023-11-08
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 08, 2023
Common stock, $0.001 par value	277,915,910

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

REGENEREX PHARMA, INC.

INDEX TO FORM 10-Q FILING

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

 PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 REGENEREX PHARMA, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	March 31, 2023
ASSETS

Current Assets-
Cash and equivalents	$6,080	$1,135
Prepaid expenses	13,250	—
Total Current Assets	19,330	1,135

Website, net of accumulated amortization of $27,834 and $26,397, as of September 30, 2023 and March 31, 2023, respectively	2,766	4,203
Furniture and computer equipment, net of accumulated depreciation of $735 and $197 as of September 30, 2023 and March 31, 2023, respectively	6,962	1,201
Right of use asset	903,586	—
Total Assets	$932,644	$6,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$89,840	$75,145
Related party advances	2,637	131,887
Accrued compensation	318,077	221,192
Other accrued liabilities	82,034	125,787
Current portion of notes payable to shareholder	282,786	222,771
Current portion of notes payable	2,400,000	—
Current portion of lease liabilities	162,295	—
Total Current Liabilities	3,337,669	776,782

Notes payable to shareholder, net of current portion	275,905	314,704
Notes payable to related parties	4,000	38,000
Notes payable, net of current portion	184,232	—
Lease liabilities, net of current portion	764,171	—
Total Liabilities	4,565,977	1,129,486

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 277,915,910 and 277,112,660 issued and outstanding at September 30, 2023 and March 31, 2023, respectively	277,916	277,113
Additional paid-in capital	1,147,798	671,963
Accumulated deficit	(5,059,047)	(2,072,023)
Total Stockholders’ Deficit	(3,633,333)	(1,122,947)
Total Liabilities and Stockholders’ Deficit	$932,644	$6,539

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating Expenses
Selling, general and administration	$385,923	$21,504	$546,097	$38,789
Research and development	2,400,000	—	2,400,000	—
Total Operating Expenses	2,785,923	21,504	2,946,097	38,789

Operating Loss	(2,785,923)	(21,504)	(2,946,097)	(38,789)

Other Income (Expense)
Interest expense	(19,801)	(16,607)	(38,307)	(32,125)
Foreign currency gain (loss)	4,275	19,675	(2,620)	29,274
Total Other Income (Expense)	(15,526)	3,068	(40,927)	(2,851)

Net Loss	$(2,801,449)	$(18,436)	$(2,987,024)	$(41,640)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding	277,516,358	277,112,660	277,337,306	277,112,660

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(2,987,024)	$(41,640)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	1,975	1,794
Stock-based compensation	133,388	—
Non-cash research and development expenses	2,400,000	—
Amortization of ROU assets, net of liabilities	22,880	—
Foreign currency adjustments	2,620	(29,274)
Changes in operating assets and liabilities:
Prepaid expenses	(13,250)	2,756
Accounts payable and accrued liabilities	146,125	21,852
Net cash used in operating activities	(293,286)	(44,512)

Cash Flows from Investing Activities:
Purchase of furniture and computer equipment	(6,299)	—
Net cash used in investing activities	(6,299)	—

Cash Flows from Financing Activities:
Related party advances	2,437	7,600
Repayment of notes payable to related parties	(34,000)	—
Repayment of notes payable to shareholder	(10,000)	—
Proceeds from notes payable to shareholder	2,843	34,901
Proceeds from sale of common stock and warrants	343,250	—
Net cash provided by financing activities	304,530	42,501

Increase (decrease) in cash and equivalents	4,945	(2,011)
Cash and cash equivalents, beginning of period	1,135	2,640
Cash and cash equivalents, end of period	$6,080	$629

Supplemental Cash Flow Information – Cash Paid For:
Income Taxes	$—	$—
Interest	$—	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into notes payable	$78,194	$4,015
Operating leases, ROU asset and liabilities	$953,535	$—
Shares issued for the acquisition of intellectual property	$—	$150,000
Note payable issued for acquisition of intellectual property	$2,400,000	$—

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2022	277,112,660	$277,113	$671,963	$(1,934,693)	$(985,617)
Net loss	—	—	—	(23,204)	(23,204)
Balance at June 30, 2022	277,112,660	277,113	671,963	(1,957,897)	(1,008,821)
Net loss	—	—	—	(18,436)	(18,436)
Balance at September 30, 2022	277,112,660	$277,113	$671,963	$(1,976,333)	$(1,027,257)

Balance at March 31, 2023	277,112,660	$277,113	$671,963	$(2,072,023)	$(1,122,947)
Shares and warrants sold for cash	190,000	190	189,810	—	190,000
Stock-based compensation	30,000	30	34,524	—	34,554
Net loss	—	—	—	(185,575)	(185,575)
Balance at June 30, 2023	277,332,660	$277,333	$896,297	$(2,257,598)	$(1,083,968)
Shares and warrants sold for cash	153,250	153	153,097	—	153,250
Stock-based compensation	430,000	430	98,404	—	98,834
Net loss	—	—	—	(2,801,449)	(2,801,449)
Balance at September 30, 2023	277,915,910	$277,916	$1,147,798	$(5,059,047)	$(3,633,333)

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

Operating results for the three and six months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending March 31, 2024.  Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2023, have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2023, included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations, and as of September 30, 2023, it had excess liabilities over assets of $3,633,333.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We expect to generate revenue from home care service providers that are funded by the U.S. Government, State Medicaid Programs, International Health Care Programs, Veteran’s administration, Prison system, Home Health Care Providers, and other applicable Medicare reimbursement models.  The Company will defer revenue where the earnings process is not yet complete.  To date, no revenue has been generated from the asset acquisition disclosed in Note 1.

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

During the six months ended September 30, 2023, the Company excluded the outstanding stock warrants from its calculation of earnings per share, as the warrants would be anti-dilutive. As of September 30, 2023 and 2022, the Company had common shares warrants outstanding of 2,306,250 and 0, respectively.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three and six months ended September 30, 2023 and 2022 was $723 and $723 and $1,437 and $1,794, respectively.

Furniture and Computer Equipment

Furniture and computer equipment are stated at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful life of three (3) to five (5) years.  Depreciation expense for the three and six months ended September 30, 2023 and 2022 was $422 and $0 and $538 and $0, respectively.  Significant betterments are capitalized while purchases under $500 are expensed as incurred.

Right of Use Assets and Lease Liabilities

The Company has active operating lease arrangements for office space, production equipment, and production facilities.  The Company is required to make fixed minimum rent payments relating to its right to use the underlying leased asset.  In accordance with the adoption of ASC 842, the Company recorded right-of-use assets and related lease liabilities for these leases as of September 2023.

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

Research and Development

We incur research and development costs during the process of researching and developing additional technologies purchased and future manufacturing processes.  Our research and development costs consist primarily of the purchase of additional intellectual property that we will use in the development of our planned product.  We expense these costs as incurred until the resulting product has been completed, tested, and made ready for commercial use.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchased assets from the Company’s current Chief Executive Officer (“CEO”) and Secretary/Treasurer (see note 6).

On June 10, 2023, the Company, has entered into an agreement with Woundcare Labs, LLC., a party related to the CFO and CEO of the Company, to lease a plant and to lease equipment in Tennessee (see note 8).

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) had advanced the Company monies for operating expenses; no amounts were advanced during the periods presented.  The advances were due on demand, but no later than June 30, 2023.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  During the six months ended September 30, 2023, this note was transferred to a relative of the former CFO and was renewed upon maturity in the principal amount of $131,687 plus interest accrued as at June 30, 2023 in the amount of $52,545.  Interest expense was $3,285 and $3,284 during the six-month periods ended September 30, 2023 and 2022, respectively.  This transaction is no longer considered related party in nature, and thus is included in notes payable in the accompanying balance sheet.

During the six-month period ended September 30, 2023, the Company’s Chief Financial Officer (“CFO”) and the Company’s Chief Executive Officer (“CEO”) advanced the Company monies for operating expenses in the net amount of $2,437.

The related party advances totaled $2,637 and $131,887 as of September 30, 2023 and March 31, 2023, respectively.

Notes Payable to Related Parties

During the year ended March 31, 2023, the Company’s CFO and the Company’s CEO advanced the Company monies for operating expenses in the amount of $40,500.  Repayment during the six-month period ended September 30, 2023 and September 30, 2022 was $34,000 and $0.  The notes are unsecured and accrue interest at ten (10) percent per annum.  Repayment is due no later than November 4, 2024.

The related party notes payable totaled $4,000 and $38,000 as at September 30, 2023 and March 31, 2023.  Interest expenses were $1,630 and $129 during the six-month periods ended September 30, 2023 and 2022, respectively, which is included in other accrued liabilities.

Note Payable to Shareholder

As at September 30, 2023 and March 31, 2023, the Company had various promissory notes with total outstanding principal balances of $558,691 and $537,475, respectively, due to a shareholder of the Company.  These notes are unsecured, bear interest at 10% per annum, and have maturity dates ranging from October 11, 2023 to June 17, 2025.

During the six-months ended September 30, 2023, notes with principal amounts totaling approximately $128,000 ($167,500 Canadian Funds) that came due during the period were reissued in the total principal amount of approximately $155,000 ($201,000 Canadian Funds) which included the principal amount plus accrued interest of approximately $26,000 ($33,500 Canadian Funds.)  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due twelve (12) months after the date of issue.

During the six-month period ended September 30, 2023, repayment of ten thousand dollars ($10,000) US Funds was made on the principal of a promissory note due October 11, 2023.

During the six-month period ended September 30, 2023, a shareholder was issued additional one (1) promissory note totaling approximately $2,800 ($3,844 Canadian Funds).  This note is unsecured and bears interest at ten (10) percent per annum with principal and interest due twelve (12) months after the date of issue.

Accrued interest was $70,746 and $102,858 as of September 30, 2023 and September 30, 2022, respectively, which is included in other accrued liabilities at September 30, 2023 and March 31, 2023, respectively.

NOTE 6 – INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

On November 15, 2021, the Company entered into a Related Party Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.  The Company received all rights and title to proprietary wound healing technologies platforms and formulas involving the application of wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns and surgical wounds.  These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S.

On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) note payable.  The intellectual property that was purchased requires further development prior to the product being finalized and produced so it has been expensed as research and development.   The note payable is due within twelve (12) months of the date of the agreement and is included in current liabilities.  If the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months, or a maximum of ten million dollars ($10,000,000) in investment, the Company has the option to extend the payment due date for a further twelve (12) months of the agreement date, or a maximum of ten million dollars ($10,000,000) in investment, the seller will extend the payment for a further period of twelve (12) months for a 10% payment of the outstanding balance.

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

See Note 6 for discussion of the $10,000,000 in contingent consideration to be paid in connection with the November 15, 2021 Related Party Asset Purchase Agreement. Payments made to the Company’s CEO and CFO in connection with the Asset Purchase Agreement are $43,500 and $0 as at September 30, 2023 and March 31, 2023 respectively.  The outstanding liability of $7,988 and $0 as at September 30, 2023 and March 31, 2023 respectively is included in other accrued liabilities.

NOTE 8 – OPERATING LEASES

On April 1, 2023, the Company entered into an office lease agreement commencing in May 2023 which expires on April 30, 2028.  Under this agreement, the monthly rental payments are $1,650 throughout the term of the lease.  The Company is required to pay for all utilities used on the premises and has paid a security deposit of $800 which is included in prepaid expenses.

On June 10, 2023, the Company entered into a plant facility lease agreement with a related party commencing June 9, 2023 which expires on June 30, 2028.  Under this agreement, the monthly rental payments are $18,000 throughout the term of the lease excepting the month of June 2023 the rent is $7,920, To commence with production, the plant needs to prepare for FDA inspection which will include inspection of the facility, equipment, and the Company’s procedures.  We expect to launch production during the Company’s third or fourth quarter and will notify the FDA to come into the plant for the inspection at that time.  The Company is able to start production while the plant waits for the FDA Inspection.  Until the certification is complete, the monthly rent is reduced by forty (40%) percent to $10,800. Under this agreement, the Company is also leasing the equipment in the plant facility through five (5) annual rent payments of $10,000, which are due on the 15th day of  each June from June 2023 to June 2027.

During the six-month periods ended September 30, 2023 and September 30, 2022 the operating lease cost was $81,451 and $0 respectively and is included in general and administrative expenses in the accompanying financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share.

During the six months ended September 30, 2023, the Company issued 460,000 shares to board members and consultants for services rendered.  Total stock-based compensation expense was $82,800 during the six months ended September 30, 2023 in connection with these issuances based on the fair value of the stock on the respective grant dates.

During the six months ended September 30, 2023, the Company issued 590,000 warrants to board members and consultants for services rendered with a total grant date fair value of $59,691  Total stock-based compensation expense of $50,588 was recorded in connection with these awards during the six months ended September 30, 2023.  The remaining stock-based compensation of $9,103 will be recognized over the next nine months.  The warrants contain an exercise price of $0.33 per share, vesting terms ranging from immediately to June 30, 2024, and expire on dates ranging from July 1, 2029 to October 1, 2029.

The warrant fair values were estimated using a Black Scholes model with a 5-year expected term, risk-free interest rate ranging from 5.19% to 5.54%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 80.0%.  The risk-free interest rate assumptions for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the equity awards.

As of the date of this valuation, the Companies stock was not trading.  The volatility was calculated based on comparable public companies.  The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future equipment award grants, until such time that the Company’s Common Stock has enough market history to use historical volatility.

The dividend yield assumption for equity awards granted is based on Company’s history and expectation of dividend payouts.  The Company has never declared or paid any cash dividends on its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

The closing stock price of the Company’s common stock is not available as the Company’s stock is not trading. As a result, the Board of Directors and management determined the fair value of the common stock to be $0.18 per share based upon an allocation of the recent cash price paid for common stock and warrants during the six months ended September 30, 2023.

During the six-month period ended September 30, 2023, the Company issued 343,250 shares of common stock with a par value of $0.001 for the price of one ($1) dollar per share for a total of for a total of $343,250.  Five warrants were issued for each share purchased, for a total of 1,716,250 warrants.  The warrants are exercisable at twenty ($0.20) cents and expire from April 2025 through September 2025.

As of September 30, 2023, 2,306,250 warrants had been issued of which 2,216,238 are vested.  None of the warrants have been exercised.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the six-month period ended September 30, 2023, three additional notes to a shareholder that were originally due in October 2023 with a principal amount of $67,400 were reissued in the principal amount of $82,735 which included the original principal amount of $67,400 plus interest accrued in the amount of $15,335. Repayment of the notes are due within six (6) months of the date of renewal.

Subsequent to the six-month period ended September 30, 2023, one additional note to a shareholder that was originally due November 2, 2023 with a principal amount of approximately $9,500 US Funds ($12,000 Canadian funds) was reissued in the principal amount of approximately $10,500 US Funds ($14,400 Canadian Funds) which included the original principal amount of approximately $9,500 US Funds ($12,000 Canadian funds) plus interest accrued in the amount of approximately $2,000 US Funds ($2,400 Canadian Funds).  Repayment of the note is due May 2, 2024.

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

COVID-19 continues to affect global economic conditions.  The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business.

Operations and New Developments

On November 15, 2021, the Company entered into a Related Party Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.

On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) interest-free due August 17, 2024.  The note payable is due within twelve (12) months of the date of the agreement.  If the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months, or a maximum of ten million dollars ($10,000,000) in investment, the seller will extend the payments for a further period of twelve (12) months for a 10% payment of the outstanding balance.

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

Regenerex System has been shown in many clinical trials to successfully close up to 95% of non-responding chronic wounds within 90 days. The wounds clinically tested had already been subject to current protocols of treatment and failed to heal. Competitive clinical trials indicated there isn’t another System that has the ability to close chronic wounds at these levels and speed. Not only does the System close chronic wounds relatively quickly but it does so at a very reasonable cost.

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

Our QBx™ technology is the most efficacious, and clinically proven Chronic wound Care product in the world. Chronic wounds are those that fail to progress through a normal, orderly, and timely sequence of repair. They are not only characterized by delayed healing for weeks, months, or even years, but also by a resistance to treatment with conventional dressings and therapies. They impart a particularly devastating financial and quality-of-life burden on individuals suffering from the wounds and are frustrating for the caregivers and clinicians who attempt to manage, but fail to heal, these wounds.

Non-healing chronic wounds are thought to be a consequence of factors that affect both the production of new tissue and the elevated destruction of existing tissue. Biochemically, these wounds appear to be stuck in a catabolic, inflammatory phase that is hostile to local growth factors and the activity of fibroblasts and keratinocytes.  Increases in matrix metalloproteinases (MMPs) MMP-2 and MMP-9 are of significance in non-healing chronic wounds.

MMPs are a group of zinc-containing proteolytic enzymes that play an important role in the remodeling of the extracellular matrix of wounds.  An overproduction of MMPs may result in degradation of the extracellular matrix and inactivation of vital growth factors.  A precisely orchestrated balance of MMP production and their natural inhibitors (TIMPs) is needed.

Additionally, it is theorized that wounds stuck in the inflammatory phase persistently overproduce free radicals or reactive oxygen species (ROS).  At low concentration and early in the inflammatory phase of wound healing, ROS such as hydrogen peroxide (H2O2), have a positive effect on healing through stimulation of fibroblast proliferation. However, persistent overproduction of ROS is thought to be detrimental to healing.  A new treatment strategy has emerged focused upon manipulating the expression of genes which control the endogenous production of MMPs and TIMPs within the local wound environment.  Contrary to modalities designed to sequester MMPs and/or act as a competitive substrate for protease activity, this technology strategy relies on delivery of metal ions into the wound to help regulate gene expression for the production of MMPs and TIMPs, thus bringing them into balance. These metal ions are delivered via a polyethylene glycol based, QBx™ ointment, which also contains citric acid to help normalize wound pH and reduce ROS activity. The QBx™ ointment is delivered via a tube or an acetylated regenerated cellulose carrier which allows for the passage of wound drainage and is non-fiber shedding. The entire composition is marketed as our primary wound dressing called Accelerex™.

Approximately 80% of chronic wounds display elevated levels of MMPs. Traditionally, however, these wounds have been managed with simple gauze and gauze-like dressings to cover and protect the wound.  Other modern wound dressings such as hydrocolloids and collagens absorb wound fluids, but these dressings do not impact the cellular environment. This void in the treatment regimen offers a unique market advantage. QBx™ contributes to creating a suitable environment to allow wounds to close.  These formularies are based on Proteases Down Regulating Technology and provide the System for a comprehensive suite of wound care products focused on the treatment of chronic wounds.

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

The Company has purchased proprietary wound care formulations, and has entered into an agreement, dated June 10, 2023, with Woundcare Labs, LLC to lease a plant and equipment in Tennessee.  We expect to launch our sales initiative during the Company’s third or fourth quarter of our year end March 31, 2024.

Currently management is engaged in developing managed care agreements with southeastern states to manage their Medicaid wound care patients. Regenerex would provide our wound care products and protocols which would result in a large savings for the state Medicaid population. The Company is also in the process of negotiating with several distributors in various Middle Eastern countries to provide the Company's products. The Company has engaged into an agreement as of June 11, 2023, in the amount of $45,000, with First Forte Consultancy in the UAE to assist in meetings and road shows, introducing potential clients for distribution of the companies wound care product. $22,500 was paid June 15, 2023, and the balance of $22,500 is to be paid after the road shows and meetings are completed, in the Company’s third or fourth quarter.

Financial Results and Trends

Results of Operations for the Six Months Ended September 30, 2023 and 2022

At present, the Company has $0 revenue during the six months ended September 30, 2023 and September 30, 2022.  Net loss increased from $41,640 for the six months ended September 30, 2022 to $2,987,024 for the six months ended September 30, 2023 due to the purchase of intellectual property which was recorded as research and development expenses due to the nature of the acquired IP,  higher payroll expense, stock-based compensation, administration expense, consulting expense, lease expenses, accounting expense, and travel expenses, offset by decrease in filing fees and a gain in foreign exchange.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(293,286)	$(44,512)
Investing activities	$(6,299)	$—
Financing activities	$304,530	$42,501

Operating Activities

Cash used in operating activities was $293,286 and $44,512 for the six months ended September 30, 2023 and 2022, respectively. The increase in cash used in operating activities was primarily due to an increase in net loss.

Investing Activities

Cash used in investing activities was $6,299 and $0 for the six months ended September 30, 2023 and 2022.  The increase in cash used was due to the purchase of furniture and computer equipment.

Financing Activities

Cash provided by financing activities was $304,530 and $42,501 for the six months ended September 30, 2023 and 2022, respectively. The increase in cash provided by financing activities was primarily due to proceeds from sale of common stocks and warrants and an additional note payable offset by repayment of notes payable.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2023, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were effective as of September 30, 2023.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2023, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the six months ended September 30, 2023, the Company issued three hundred forty-three thousand two hundred fifty (343,250) shares of common stock with a par value of $0.001 for the prince of one ($1) dollar per share for a total of three hundred forty-three thousand two hundred fifty ($343,250) dollars.  Five warrants were issued for each share purchased, for a total of one million seven hundred sixteen thousand two hundred fifty (1,716,250) warrants.  The warrants are exercisable at twenty ($0.20) cents and expire twenty-four (24) months after the date of the purchase agreement.

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

Registrant	Regenerex Pharma, Inc.

Date: November 08, 2023	By:	/s/ Gregory Pilant
Gregory Pilant
Chief Executive Officer