Form 10-Q
period 2023-12-31
REGENEREX PHARMA, INC.
filed 2024-02-05
CIK 1357878

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

Commission File No. 000-53230

REGENEREX PHARMA, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0479983
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5348 Vegas Drive #177

Las Vegas, NV 89108

(Address of principal executive offices)

877-761-7479

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2024
Common stock, $0.001 par value	277,995,910

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

REGENEREX PHARMA, INC.

INDEX TO FORM 10-Q FILING

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

 PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REGENEREX PHARMA, INC.

BALANCE SHEETS

(UNAUDITED)

	December 31, 2023	March 31, 2023
ASSETS

Current Assets
Cash and equivalents	$7,856	$1,135
Prepaid expenses	1,423	—
Total Current Assets	9,279	1,135

Website, net of accumulated amortization of $28,557 and $26,397, respectively	2,043	4,203
Furniture and computer equipment, net of accumulated amortization of $1,170 and $197, respectively	6,527	1,201
Right of use asset	834,293	—
Total Assets	$852,142	$6,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$78,950	$75,145
Related party advances	4,757	131,887
Accrued compensation	414,962	221,192
Other accrued liabilities	83,227	125,787
Current portion of notes payable to shareholder	322,246	222,771
Current portion of notes payable to related parties	103,500	—
Current portion of notes payable	2,400,000	—
Current portion of lease liabilities	152,046	—
Total Current Liabilities	3,559,688	776,782

Notes payable to shareholder, net of current portion	260,788	314,704
Notes payable to related parties, net of current portion	—	38,000
Notes payable, net of current portion	184,232	—
Lease liabilities, net of current portion	723,497	—
Total Liabilities	4,728,205	1,129,486

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 277,945,910 and 277,112,660 issued and outstanding at December 31, 2023 and March 31, 2023, respectively	277,946	277,113
Additional paid-in capital	1,169,014	671,963
Accumulated deficit	(5,323,023)	(2,072,023)
Total Stockholders’ Deficit	(3,876,063)	(1,122,947)
Total Liabilities and Stockholders’ Deficit	$852,142	6,539

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Operating Expenses
General and administrative	$239,384	$29,102	$785,481	$67,892
Research and development	—	—	2,400,000	—
Total Operating Expenses	239,384	29,102	3,185,481	67,892

Operating Loss	(239,384)	(29,102)	(3,185,481)	(67,892)

Other Income (Expense)
Interest expense	(20,219)	(17,241)	(58,526)	(49,365)
Foreign currency gain (loss)	(4,373)	(3,057)	(6,993)	26,217
Total Other Income (Expense)	(24,592)	(20,298)	(65,519)	(23,148)

Net Loss	$(263,976)	$(49,400)	$(3,251,000)	$(91,040)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding	277,919,497	227,112,660	277,539,983	277,112,660

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(3,251,000)	$(91,040)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	3,133	2,598
Foreign currency adjustments	6,993	(26,217)
Stock-based compensation	154,634	—
Research and development	2,400,000	—
Amortization of ROU assets, net of liabilities	41,250	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,423)	2,756
Accounts payable and accrued liabilities	253,300	38,763
Net cash used in operating activities	(393,113)	(73,140)

Cash Flows from Investing Activities:
Purchase of furniture and computer equipment	(6,299)	(1,398)
Net cash used in investing activities	(6,299)	(1,398)

Cash Flows from Financing Activities:
Related party advances	4,557	200
Proceeds from notes payable to shareholder	2,826	34,901
Proceeds from notes payable to related parties	105,000	40,500
Partial repayment of note payable to shareholder	(10,000)	—
Partial repayment of note payable to related parties	(39,500)	(2,500)
Proceeds from sale of common stock and warrants	343,250	—
Net cash provided by financing activities	406,133	73,101

Increase (Decrease) in cash and equivalents	6,721	(1,437)
Cash and cash equivalents, beginning of period	1,135	2,640
Cash and cash equivalents, end of period	$7,856	$1,203

Supplemental Cash Flow Information – Cash Paid For:
Income Taxes	$—	$—
Interest	$—	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into note payable	$98,744	$7,211
Operating lease, ROU asset and liabilities	$953,535	$—
Note payable issued for acquisition of intellectual property	$2,400,000	$—

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2022	277,112,660	$277,113	$671,963	$(1,934,693)	$(985,617)
Net loss	—	—	—	(41,640)	(41,640)
Balance at September 30, 2022	277,112,660	$277,113	$671,963	$(1,976,333)	$(1,027,257)
Net loss	—	—	—	(49,400)	(49,400)
Balance at December 31, 2022	277,112,660	$277,113	$671,963	$(2,025,733)	$(1,076,657)

Balance at March 31, 2023	277,112,660	$277,113	$671,963	$(2,072,023)	$(1,122,947)
Shares and warrants sold for cash	343,250	343	342,907	—	343,250
Stock-based compensation	460,000	460	132,928	—	133,388
Net loss	—	—	—	(2,987,024)	(2,987,024)
Balance at September 30, 2023	277,915,910	$277,916	$1,147,798	$(5,059,047)	$(3,633,333)
Stock-based compensation	30,000	30	21,216	—	21,246
Net loss	—	—	—	(263,976)	(263,976)
Balance at December 31, 2023	277,945,910	$277,946	$1,169,014	$(5,323,023)	$(3,876,063)

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

Operating results for the nine months ended December 31, 2023, are not necessarily indicative of the results that may be expected for the year ending March 31, 2024. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2023, have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2023, included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations, and as of December 31, 2023, it had excess liabilities over assets of $3,876,063.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three and nine-months ended December 31, 2023, the Company excluded the outstanding stock warrants from its calculation of earnings per share, as the warrants would be anti-dilutive. As at December 31, 2023 and 2022, the Company had common shares warrants outstanding of 2,432,250 and 0, respectively.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three and nine months ended December 31, 2023 and 2022 was $723 and $723 and $2,160 and $1,016, respectively.

Furniture and Computer Equipment

Furniture and computer equipment are stated at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful life of three (3) to five (5) years.  Depreciation expense for the three and nine months ended December 31, 2023 and 2022 was $435 and $82 and $973 and $82, respectively.  Significant betterments are capitalized while purchases under $500 are expensed as incurred.

Right of Use Assets and Lease Liabilities

The Company has active operating lease arrangements for office space, production equipment, and production facilities.  The Company is required to make fixed minimum rent payments relating to its right to use the underlying leased asset.  In accordance with the adoption of ASC 842, the Company recorded right-of-use assets and related lease liabilities for these leases as of December 2023.

The Company’s lease agreements do not provide an implicit borrowing rate.  Therefore, the Company used a benchmark approach to derive an incremental borrowing rate of 10% to discount each of its lease liabilities based on the remining lease term.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the estimated fair value of the award.  Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.  The fair value of each stock warrant is estimated on the date of grant using the Black-Scholes option valuation model. Share grants are measured based on the fair market value of the underlying stock on the grant date.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchased assets from the Company’s current Chief Executive Officer (“CEO”) and Secretary/Treasurer (see note 6).

On June 10, 2023, the Company has entered into an agreement with Woundcare Labs, LLC, a party related to the CFO and CEO of the company, to lease a plant and to lease equipment in Tennessee (see note 8).

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) had advanced the Company monies for operating expenses; no amounts were advanced during the periods presented.  The advances were due on demand, but no later than June 30, 2023.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  During the nine months ended December 31, 2023, this note was transferred to a relative of the former CFO and was renewed upon maturity in the principal amount of $131,687 plus interest accrued as at June 30, 2023 in the amount of $52,545.  Interest expense was $3,285 and $9,922 during the nine-month periods ended December 31, 2023 and 2022, respectively.  This transaction is no longer considered related party in nature, and thus is included in notes payable in the accompanying balance sheet.

During the nine-month periods ended December 31, 2023 and 2022, the Company’s Chief Financial Officer (“CFO”) and the Company’s Chief Executive Officer (“CEO”) advanced the Company monies for operating expenses in the amount of $4,557 and $200, respectively.

The related party advances totaled $4,757 and $131,887 as of December 31, 2023, and March 31, 2023, respectively.

Notes Payable to Related Parties

During the year ended March 31, 2023, the Company’s CFO and the Company’s CEO advanced the Company monies for operating expenses in the amount of $40,500.  Repayment during the nine-month period ended December 31, 2023 and 2022 was $38,000 and $2,500, respectively.

During the nine-month period ended December 31, 2023, the Company’s CFO and the Company’s CEO advanced the Company monies for operating expenses in the amount of $105,000.  Repayment during the nine-month period ended December 31, 2023 was $1,500.  These notes are unsecured, bear interest at 10% per annum, and have maturity dates ranging from May 2024 to June 11, 2024.

The related party notes payable totaled $103,500 and $38,000 as at December 31, 2023 and March 31, 2023.  Interest expenses were $2,443 and $890 during the nine-month periods ended December 31, 2023 and 2022, respectively.

Note Payables to Shareholders

As at December 31, 2023 and March 31, 2023, the Company had various promissory notes with total outstanding principal balances of $583,034 and $537,475, respectively, due to a shareholder of the Company.  These notes are unsecured, bear interest at 10% per annum, and have maturity dates ranging from January 20, 2024, to June 17, 2025.

During the nine months ended December 31, 2023, notes with principal amounts totaling approximately $154,000 ($200,500 Canadian dollars) that came due during the period were reissued in the total principal amount of approximately $185,000 ($240,600 Canadian dollars) which included the principal amount plus accrued interest of approximately $31,000 ($40,100 Canadian dollars).

During the nine months ended December 31, 2023, notes with principal amounts of $67,400 that came due during the period, were reissued in the principal amount of $82,735 which included the principal amount plus accrued interest of $15,335.

The reissued notes are unsecured, bear interest at 10% per annum, and have revised maturity dates ranging from April 11, 2024, to June 17, 2025.

During the nine-month period ended December 31, 2023, a shareholder was issued additional one (1) promissory note totaling approximately $2,800 ($3,844 Canadian dollars).  This note is unsecured and bear interest at ten (10) percent per annum with principal and interest due twelve (12) months after the date of issue.

Accrued interest was $67,537 and $51,892 as of December 31, 2023 and March 31, 2023, respectively, which is included in other accrued liabilities at December 31, 2023 and March 31, 2023, respectively.

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

On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) note payable.  The intellectual property that was purchased requires further development prior to the product being finalized and produced so it has been expensed as research and development.   The note payable is due within twelve (12) months of the date of the agreement and is included in current liabilities.  If the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months of the agreement date, or a maximum of ten million dollars ($10,000,000) in investment, the seller will extend the payment for a further period of twelve (12) months for a 10% payment of the outstanding balance.

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

See Note 6 for discussion of the $10,000,000 in contingent consideration to be paid in connection with the November 15, 2021 Related Party Asset Purchase Agreement.  Payments made to the Company’s CEO and CFO in connection with the Asset Purchase Agreement are $43,500 and $0 during the nine-month period December 31, 2023 and December 31, 2022, respectively. The outstanding liability of $7,988 and $0 as at December 31, 2023 and March 31, 2023, respectively is included in other accrued liabilities.

NOTE 8 – OPERATING LEASES

On April 1, 2023, the Company entered into an office lease agreement commencing in May 2023 which expires on April 30, 2028.  Under this agreement, the monthly rental payments are $1,650 throughout the term of the lease.  The Company is required to pay for all utilities used on the premises and has paid a security deposit of $800 which is included in prepaid expenses.

On June 10, 2023, the Company entered into a plant facility lease agreement with a related party commencing June 9, 2023 which expires on June 30, 2028.  Under this agreement, the monthly rental payments are $18,000 throughout the term of the lease excepting the month of June 2023 the rent is $7,920. To commence with production, the plant needs to prepare for FDA inspection which will include inspection of the facility, equipment, and the Company’s procedures.  We expect to launch production during the Company’s first quarter of our fiscal year ending March 31, 2025, and will notify the FDA to come into the plant for the inspection at that time.  The Company is able to start production while the plant waits for the FDA Inspection.  Until the certification is complete, the monthly rent is reduced by forty (40%) percent to $10,800. Under this agreement, the Company is also leasing the equipment in the plant facility through five (5) annual rent payments of $10,000, which are due on the 15th day of  each June from June 2023 to June 2027.

During the three and nine-month periods ended December 31, 2023, and 2022 the operating lease cost was $55,720 and $0 and $137,171 and $0 respectively and is included in general and administrative expenses in the accompanying financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share.

During the nine months ended December 31, 2023, the Company issued 490,000 shares to board members and consultants for services rendered.  Total stock-based compensation expense was $5,400 and $88,200 during the three and nine months ended December 31, 2023, respectively, in connection with these issuances based on the fair value of the stock on the respective grant dates.

During the nine months ended December 31, 2023, the Company issued 716,000 warrants to board members and consultants for services rendered with a total grant date fair value of $72,501.  Total stock-based compensation expense of $66,434 was recorded in connection with these awards during the nine months ended December 31, 2023.  The remaining stock-based compensation of approximately $6,070 will be recognized over the next six months.  The warrants contain an exercise price of $0.33 per share, vesting terms ranging from immediately to June 30, 2024, and expire on dates ranging from July 1, 2029 to January 1, 2030.

The warrant fair values were estimated using a Black Scholes model with a 5-year expected term, risk-free interest rate ranging from 5.19% to 5.54%, a dividend yield of 0%, and a volatility of 80.0%.  The risk-free interest rate assumptions for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the equity awards.

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

The closing stock price of the Company’s common stock is not available as the Company’s stock is not trading. As a result, the Board of Directors and management determined the fair value of the common stock to be $0.18 per share based upon an allocation of the recent cash price paid for common stock and warrants during the nine months ended December 31, 2023.

During the nine-month period ended December 31, 2023, the Company issued 343,250 shares of common stock with a par value of $0.001 for the price of one ($1) dollar per share for a total of for a total of $343,250.  Five warrants were issued for each share purchased, for a total of 1,716,250 warrants.  The warrants are exercisable at twenty ($0.20) cents and expire from April 2025 through September 2025.

As of December 31, 2023, 2,432,250 warrants had been issued of which 2,372,226 are vested.  None of the warrants have been exercised.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the nine-month period ended December 31, 2023, three additional notes to a shareholder that were originally due in January and February 2024 with a principal amount of approximately $75,000 US Funds ($101,500 Canadian Funds) were reissued in the principal amount of approximately $91,000 US Funds ($121,800 Canadian dollars) which included the original principal amount plus accrued interest of approximately $16,000 US Funds ($20,300 Canadian dollars). Repayment of the notes are due within six (6) months of the date of renewal.

Subsequent to the nine-month period ended December 31, 2023, one additional note to a shareholder that was originally due in February 2024 with a principal amount of $21,600 was reissued in the principal amount of $25,920 which included the original principal amount of $21,600 plus interest accrued in the amount of $4,320. Repayment of the note is due July 14, 2024.

Subsequent to the nine-month period ended December 31, 2023, we approved the issuance of fifty thousand (50,000) shares of common stock with a par value of $0.001 for the price of one ($1) dollar for a total of fifty thousand ($50,000) dollars.  One warrant was issued for each share purchased, for a total of 50,000 warrants.  The warrants are exercisable at one ($1) dollar per share and expire twenty-four (24) months after the date of the purchase agreement.

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

Estimated COVID-19 impacts and uncertainties.

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

COVID-19 continued to affect global economic conditions during the nine months ended December 31, 2023. The Company expects this will continue in the Company’s fourth quarter. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business.

Operations and New Developments

On November 15, 2021, the Company entered into an Related Party Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.

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

3.

Accelerex Impregnated Sterile Wound Dressing – For use as a wound dressing to manage pressure ulcers (stages I-IV), stasis ulcers, diabetic skin ulcers, skin irritations, cuts, and abrasions. FDA-cleared, prescription-only combination devices that blends the benefits of a would dressing with two drug components.  Provides 3 modes of action to help trat acute and chronic wounds.: Protective dressing, moisturizing ointment, and 2 drug components: rubidium chloride and potassium chloride.

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

The Company has purchased proprietary wound care formulations, and has entered into an agreement, dated June 10, 2023, with Woundcare Labs, LLC to lease a plant and equipment in Tennessee.  We expect to launch our sales initiative during the Company’s first quarter of our fiscal year ending March 31, 2025.

Currently management is engaged in developing managed care agreements with southeastern states to manage their Medicaid wound care patients. Regenerex would provide our wound care products and protocols which would result in a large savings for the state Medicaid population. The Company is also in the process of negotiating with several distributors in various Middle Eastern countries to provide the Company's products. The Company has engaged into an agreement as of June 11, 2023, in the amount of $45,000, with First Forte Consultancy in the UAE to assist in meetings and road shows, introducing potential clients for distribution of the companies wound care product. $22,500 was paid June 15, 2023, and the balance of $22,500 is to be paid after the road shows and meetings are completed, in the Company’s fourth quarter.

Financial Results and Trends

Results of Operations for the Three and Nine Months Ended December 31, 2023 and 2022

At present, the Company has $0 revenue during the nine months ended December 31, 2023, and 2022, respectively.  Net loss increased from $49,400 to $263,976 for the three months ended December 31, 2022 to December 31, 2023 and from $91,040 to $3,251,000 for the nine months ended December 31, 2022 to December 31, 2023, due to the purchase of intellectual property which was recorded as research and development expenses due to the nature of the acquired IP, higher payroll expense and higher lease costs.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine months Ended
	December 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(393,113)	$(73,140)
Investing activities	$(6,299)	$(1,398)
Financing activities	$406,133	$73,101

Operating Activities

Cash used in operating activities was $393,113 and $73,140 for the nine months ended December 31, 2023 and 2022, respectively. The increase in cash used in operating activities was primarily due to an increase in net loss.

Investing Activities

Cash used in investing activities was $6,299 and $1,398 for the nine months ended December 31, 2023 and 2022.  The increase in cash used in investing activities was due to the purchase of furniture and computer equipment.

Financing Activities

Cash provided by financing activities was $406,133 and $73,101 for the nine months ended December 31, 2023 and 2022, respectively. The increase in cash provided by financing activities was primarily due to proceeds from sale of common stocks and warrants and additional notes payable offset by repayment of notes payable.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were not effective and that material weaknesses existed in the following area as of December 31, 2023.

We do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding complex and non-routine transactions.  Management recognized that during the preparation of our Financial Statements, the Company recorded material post close adjustment  This situation led to delays in the process and evidenced the need to improve the existent control environment including the experience and knowledge of the team.  Management will continue to seek guidance from third-party experts and consultants to gain a thorough understanding of these transactions.

Our management will continue to monitor and evaluate the designation, implementation and effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implement additional enhancements or improvements, as necessary.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2023, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the nine months ended December 31, 2023, Regenerex did not sell any unregistered equity securities.

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

Registrant	Regenerex Pharma, Inc.

Date: February 5, 2024	By:	/s/ Gregory Pilant
Gregory Pilant
Chief Executive Officer