Form 10-K
period 2024-03-31
REGENEREX PHARMA, INC.
filed 2024-06-24
CIK 1357878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2024

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

877-761-7479

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes [ ] No [X]

There is no aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2024, the last business day of the registrant’s most recently completed fiscal year, as the registrant’s shares of common stock are not quoted on a national exchange.

Number of shares outstanding of the registrant’s common stock as of June 24, 2024: 278,225,910.

2

REGENEREX PHARMA, INC

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED MARCH 31, 2024 AND 2023

3

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	41

	SIGNATURES	42

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

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our ability to add new customers.
•	the impacts of COVID-19, or other future pandemics on our business, results of operations, financial position and cash flows.
•	the potential benefits of and our ability to maintain our relationships and establish or maintain future collaborations or strategic relationships or obtain additional funding.
•	our marketing capabilities and strategy.
•	our ability to maintain a cost-effective program.
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals.
•	our competitive position, and developments and projections relating to our competitors and our industry.
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	the impact of laws and regulations.

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

4.

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

The Company has purchased proprietary wound care formulations, and has entered into an agreement, dated June 10, 2023, with Woundcare Labs, LLC to lease a plant and equipment in Tennessee.  We expect to launch our sales initiative during the Company’s second quarter of our fiscal year ending March 31, 2025.

Currently, management is engaged in developing managed care agreements with southeastern states to manage their Medicaid wound care patients. Regenerex would provide our wound care products and protocols which would result in a large savings for the state Medicaid population. The Company is also in the process of negotiating with several distributors in various Middle Eastern countries to provide the Company's products. The Company has engaged into an agreement as of June 11, 2023, in the amount of $45,000, with First Forte Consultancy in the UAE to assist in meetings and road shows, introducing potential clients for distribution of the companies wound care product. $22,500 was paid June 15, 2023, and the balance of $22,500 is to be paid after the road shows and meetings are completed, in the Company’s fourth quarter of the fiscal year ending March 31, 2025.

Employees

The Company does not currently have any employees other than the Directors and Officers who are responsible for strategic planning, sales and development, as well as some operational duties.

Facilities and Properties

The Company does not own its own facilities and is presently renting an identity office at 5348 Vegas Drive #177, Las Vegas, Nevada 89108.

Manufacturing and Materials

The Company does not own a manufacturing facility.  It has active lease arrangements for production equipment and production facilities that expires June 30, 2028.

Marketing and Distribution

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

The Company secured the domain name regenerexpharmainc.com when building the website.  The Company has now also secured the domain name regenerexpharma.com

Government Regulation

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

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months. On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) interest-free due August 17, 2024.  The note payable is due within twelve (12) months of the date of the agreement.  If the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months, or a minimum of ten million dollars ($10,000,000) in investment, the seller will extend the payments for a further period of twelve (12) months for a 10% payment of the outstanding balance.

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

As of March 31, 2024, the Company is not profitable.  The Company must be regarded as a start-up venture with all the unforeseen costs, expenses, problems, risks, and difficulties to which such ventures are subject.

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

The Company has limited funds, and such funds may not be adequate to carry out its business plan.  The Company’s ultimate success depends upon its ability to raise additional capital.  The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing.  If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company.  If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

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

The Company currently has three individuals who are serving as its officers and directors.  The Company will be heavily dependent upon their skills, talents, and abilities, as well as several consultants, to implement the Company’s business plan.  The Company may, from time to time, find that the inability of its officers, directors, and consultants to devote their full-time attention to the Company’s business results in a delay in progress toward implementing its business plan.

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

The Company’s officers and directors are collectively the beneficial owners of approximately 71.926% of the outstanding shares of the Company’s common stock. As long as the Company’s officers and directors collectively own a significant percentage of its common stock, other shareholders may generally be unable to affect or change the management or the direction of the Company without the support of its officers and directors. As a result, some investors may be unwilling to purchase the Company’s common stock. If the demand for the Company’s common stock is reduced because its officers and directors have significant influence over the Company, the price of the Company’s common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and approval of significant corporate transactions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.  CYBERSECURITY.

The Company’s cyber risk management strategy has consisted of a focus on minimizing our attach surface and leveraging industry standard cyber threat prevention, detection, and remediation tools.  The Company assesses cyber security risk as follows:

•	We have executed on this strategy with a cloud-first approach, awareness training, and deliberate use of well-established vendors for software and hardware solutions.
•	The Company’s IT manager is engaging an independent service with its expertise specifically in cybersecurity and risk mitigation to review our IT as a risk service consultant.

To date, no cybersecurity threats have materially affected our business strategy, operations, or financial condition.

ITEM 2.  PROPERTIES.

The Company does not own its own facilities and is presently renting an identity office in Las Vegas, Nevada and a plant facility in Memphis Tennessee.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for Regenerex Pharma, Inc.’s common stock, par value $0.001 per share. There were no trades of Regenerex Pharma, Inc.’s common stock during the years ended March 31, 2024 and 2023.

Holders of Record

As of March 31, 2024, the Company had 275 holders of record of its common stock.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the years ended March 31, 2024 and 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has authorized securities for issuance under equity compensation on a quarterly basis as disclosed in Note 9.

ITEM 6.  SELECTED FINANCIAL DATA.

This Item is not required for smaller reporting companies, and the Company has elected to omit this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

The Company’s business is to develop and market Woundcare Healing products.

New Developments

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months. On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) interest-free due August 17, 2024.  The note payable is due within twelve (12) months of the date of the agreement.  If the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months, or a minimum of ten million dollars ($10,000,000) in investment, the seller will extend the payments for a further period of twelve (12) months for a 10% payment of the outstanding balance.

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

Results of Operations for the Years Ended March 31, 2024 and 2023

At present, the Company has no revenue. Net loss increased to $3,543,827 for the year ended March 31, 2024 from $137,330 for the year ended March 31, 2023 primarily due to an increase in payroll expenses, and research and development,

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been notes payable of $123,844 and proceeds from the sale of common stock and warrants of $393,250 during the year ended March 31, 2024, and note payables of $78,357 during the year ended March 31, 2023.  The Company requires significant cash to launch its business and reduce its liabilities.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  We are actively seeking to raise additional debt and/or equity capital to add new products and/or services to commence material operations.  If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operation.  Our independent registered public accounting firm included an explanatory paragraph in their report regarding substantial doubt about the Company’s ability to continue as a going concern.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

	Year Ended
	March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(457,548)	$(76,164)
Investing activities	$(6,299)	$(1,398)
Financing activities	$463,084	$76,057

Operating Activities

Cash used in operating activities was $457,548 and $76,164 for the years ended March 31, 2024 and 2023, respectively. The increase in cash used in operating activities was primarily due to an increase in net loss, offset by a lesser decrease in foreign currency adjustments.

Investing Activities

Cash used in investing activities was $6,299 and $1,398 for the years ended March 31, 2024 and 2023.  The increase in cash used was a result of purchases of furniture.

Financing Activities

Cash provided by financing activities was $463,084 and $76,057 for the years ended March 31, 2024 and 2023, respectively. The increase in cash provided by financing activities was primarily due to an increase in proceeds from sale of common stock and cash received from notes payable.

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

Estimates are used in the valuation of warrants and shares issued for stock-based compensation as disclosed in Notes 3 and 9.  Determining the grant date fair value of the shares of common stock as well as warrants using the Black-Scholes option-pricing model requires managements to make assumptions and judgements.  These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regenerex Pharma, Inc. (the “Company”) as of March 31, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred continuing losses from operations, negative cash flows from operations, and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Newport Beach, California

June 24, 2024

REGENEREX PHARMA, INC.

BALANCE SHEETS

	March 31, 2024	March 31, 2023
ASSETS
Current Assets
Cash and equivalents	$372	$1,135
Prepaid expenses	2,540	—
Total Current Assets	2,912	1,135

Website, net of accumulated amortization of $29,272 and $26,397, respectively	1,328	4,203
Furniture and computer equipment, net of accumulated depreciation of $1,600 and $197, respectively	6,097	1,201
Right of use asset	756,343	—
Total Assets	$766,680	$6,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$116,760	$75,145
Related party advances	3,690	131,887
Accrued compensation	511,847	221,192
Other accrued liabilities	97,251	125,787
Current portion of notes payable to shareholder	475,050	222,771
Current portion of notes payable to related parties	110,500	—
Current portion of notes payable	2,400,000	—
Current portion of leases liabilities	128,264	—
Total Current Liabilities	3,843,362	776,782

Notes payable to shareholder, net of current portion	119,114	314,704
Notes payable to related parties, net of current portion	—	38,000
Notes payable, net of current portion	184,232	—
Lease liabilities, net of current portion	681,798	—
Total Liabilities	4,828,506	1,129,486

Commitments and Contingencies (Note 11)	-	-

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 278,225,910 and 277,112,660 issued and outstanding as of March 31, 2024 and 2023, respectively	278,226	277,113
Additional paid-in capital	1,275,798	671,963
Accumulated deficit	(5,615,850)	(2,072,023)
Total Stockholders’ Deficit	(4,061,826)	(1,122,947)
Total Liabilities and Stockholders’ Deficit	$766,680	$6,539

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2024	2023
Operating Expenses:
General and administrative	$1,065,825	$96,171
Research and development	2,400,000	—
Total Operating Expenses	3,465,825	96,171

Operating Loss	(3,465,825)	(96,171)

Other Income (Expense):
Interest expense	(80,638)	(66,788)
Foreign currency gain	2,636	25,629
Total Other Income (Expense)	(78,002)	(41,159)

Net Loss	$(3,543,827)	$(137,330)

Basic and Diluted Loss per Common Share	$(0.01)	$0.00
Weighted Average Number of Common Shares Outstanding	277,653,029	277,112,660

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(3,543,827)	$(137,330)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	4,278	3,420
Foreign currency adjustments	(2,636)	(25,629)
Stock-based compensation	211,698	—
Research and development	2,400,000	—
Amortization of ROU assets, net of liabilities	53,719	—
Changes in operating assets and liabilities:
Prepaid expenses	(2,540)	5,256
Accounts payable	159,641	43,999
Accrued compensation	290,655	—
Other accrued liabilities	(28,536)	34,120
Net cash used in operating activities	(457,548)	(76,164)

Cash Flows from Investing Activities:
Purchase of furniture and computer equipment	(6,299)	(1,398)
Net cash used in investing activities	(6,299)	(1,398)

Cash Flows from Financing Activities:
Related party advances, net	3,490	200
Proceeds from notes payable to shareholder	3,844	37,857
Proceeds from notes payable to related parties	120,000	40,500
Payments of notes payable to shareholders	(10,000)	—
Payments of notes payable to related parties	(47,500)	(2,500)
Proceeds from sale of common stock and warrants	393,250	—
Net cash provided by financing activities	463,084	76,057

Decrease in cash and equivalents	(763)	(1,505)
Cash and cash equivalents, beginning of year	1,135	2,640
Cash and cash equivalents, end of year	$372	$1,135

Supplemental Cash Flow Information – Cash Paid For:
Income taxes	$—	$—
Interest	$—	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into notes payable to shareholder	$66,469	$30,294
Accrued interest converted into note payable	$52,545	$—
Operating lease, ROU asset and liabilities	$953,355	$—
Note payable issued for research and development	$2,400,000	$—

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2022	277,112,660	$277,113	$671,963	$(1,934,693)	$(985,617)

Net loss	—	—	—	(137,330)	(137,330)
Balance at March 31, 2023	277,112,660	277,113	671,963	(2,072,023)	(1,122,947)

Shares and warrants sold for cash	393,250	393	392,857	—	393,250
Stock-based compensation	720,000	720	210,978	—	211,698
Net loss	—	—	—	(3,543,827)	(3,543,827)
Balance at March 31, 2024	278,225,910	$278,226	$1,275,798	$(5,615,850)	$(4,061,826)

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Regenerex Pharma, Inc., formerly Peptide Technologies, Inc. (the “Company” or “Regenerex”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months. On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for an interest-free two million four hundred thousand dollars ($2,400,000) note payable that is due August 17, 2024.  The note payable is due within twelve (12) months of the date of the agreement.  If the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months, or a minimum of ten million dollars ($10,000,000) in investment, the seller will extend the payments for a further period of twelve (12) months for a 10% payment of the outstanding balance.

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and continuing negative cash flows from operations through March 31, 2024.  The Company has current liabilities in excess of current assets of $3,840,450. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings per Share

Earnings per share is reported in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities.  In certain circumstances, the conversion of those options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.  Fully diluted EPS is not provided when the effect is anti-dilutive.  When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

During the year ended March 31, 2024, the Company excluded the outstanding stock warrants from its calculation of earnings per share, as the warrants would be anti-dilutive.  As at March 31, 2024 and 2023, the Company had common shares warrants outstanding of 2,608,250 and 0.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the years ended March 31, 2024 and 2023 was $2,875 and $3,223, respectively.

Furniture and Computer Equipment

Furniture and computer equipment are stated at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful life of three (3) to five (5) years. Depreciation expense for the years ended March 31, 2024 and 2023 was $1,403 and $197, respectively.  Significant betterments are capitalized while purchases under $500 are expensed as incurred.

Right of Use Assets and Lease Liabilities

The Company has active operating lease arrangements for office space, production equipment, and production facilities.  The Company is required to make fixed minimum rent payments relating to its right to use the underlying leased asset.  In accordance with the adoption of ASC 842, the Company recorded right-of-use assets and related lease liabilities for these leases as of March 31, 2024.

The Company’s lease agreements do not provide an implicit borrowing rate.  Therefore, the Company used a benchmark approach to derive an incremental borrowing rate of 10% to discount each of its lease liabilities based on the remining lease term.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In the event that facts and circumstances indicate that the carrying amount of any long-lived asset may be impaired, an evaluation of recoverability is performed.  There were no impairment losses during the years ended March 31, 2024 and 2023.

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

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. The Company estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding. Expected stock price volatility is based on the historical volatility of comparable public companies’ common stock for a period approximating the expected life, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the number of share-based awards that will be forfeited prior to vesting.

The fair value of restricted stock awards is based on the fair value of the Company’s common stock on the date of the grant.

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

In December 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU 2023-09”) amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating this ASU to determine its impact on the Company’s income tax disclosures.

In November 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU 2023-07”) amending existing segment disclosure guidance, primarily requiring quarterly disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”), requiring disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU should be applied on a retroactive basis, to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine the impact on the Company’s Segment disclosures.

In October 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU 2023-06”) amending the disclosure or presentation requirements for a variety of Topics. Many of the amendments align the requirements in the Codification with the SEC’s regulations. The ASU is effective on the date on which the SEC removes the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company is currently evaluating this ASU on the Company’s disclosures.

In March 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU 2023-01”) amending guidance for lessees that are party to a lease between entities under common control. The ASU is effective for annual reporting periods beginning after December 15, 2023, with early adoption permitted. It must be applied on a prospective basis. The Company is currently evaluating this ASU to determine its impact on the Company’s lease and related party disclosures.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Management believes those updates issued-to-date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.

NOTE 4 – ACCRUED LIABILITIES

Accrued compensation consists of the following:

	March 31, 2024	March 31, 2023
Salaries and benefits payable	$482,000	$212,000
Payroll taxes payable	29,847	9,192
Total accrued compensation	$511,847	$221,192

Other accrued liabilities consist of the following:

	March 31, 2024	March 31, 2023
Accrued other	$12,375	$4,800
Accrued administration expenses	—	9,744
Accrued asset purchase agreement liability	15,488	—
Accrued interest	69,388	111,243
Total accrued liabilities	$97,251	$125,787

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchased assets from the Company’s current Chief Executive Officer (“CEO”) and Secretary/Treasurer. (See note 6).

On June 10, 2023, the Company has entered into an agreement with Woundcare Labs, LLC, a party related to the CFO and CEO of the Company, to lease a plant and to lease equipment in Tennessee (see note 8).

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) had advanced the Company monies for operating expenses; no amounts were advanced during the periods presented.  The advances were due on demand, but no later than June 30, 2023.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  During the year ended March 31, 2024, this note was transferred to a relative of the former CFO and was renewed upon maturity in the principal amount of $131,687 plus interest accrued as at June 30, 2023 in the amount of $52,545.  Principal and accrued interest is due no later than June 30, 2025.  Interest expense was $17,167 and $13,171 during the years ended March 31, 2024 and 2023, respectively, which is included in other accrued liabilities.  This transaction is no longer considered related party in nature, and thus is included in notes payable in the accompanying balance sheet.

The Company’s Chief Financial Officer and the Company’s Chief Executive Office advanced $3,490 and $200 to the Company during the years ended March 31, 2024 and 2023, respectively, to pay for operating expenses. The related party advances total $3,690 and $131,887 as of March 31, 2024, and March 31, 2023, respectively.  Related party advances are unsecured, non-interest bearing and due on demand.

Related Party Notes Payable

During the years ended March 31, 2024 and 2023, the Company’s CFO and the Company’s CEO advanced the Company monies for operating expenses in the amount of $120,000 and $40,500, respectively.  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due six months after the date of issue and range from May 24 to September 4, 2024.

Repayment during the years ended March 31, 2024 and 2023 was $47,500 and $2,500, respectively.

As of March 31, 2024 and 2023 related party notes payable totaled $110,500 and $38,000, respectively.  Interest expenses were $4,934 and $1,725 during the years ended March 31, 2024 and 2023, respectively, which is included in other accrued liabilities.

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

On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) note payable.  The intellectual property that was purchased requires further development prior to the product being finalized and produced so it has been expensed as research and development.   The note payable is due within twelve (12) months of the date of the agreement and is included in current liabilities.  If the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months of the agreement date, or a minimum of ten million dollars ($10,000,000) in investment, the seller will extend the payment for a further period of twelve (12) months for a 10% payment of the outstanding balance.

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

NOTE 7 – NOTES PAYABLE TO SHAREHOLDER

During the year ended March 31, 2019, a shareholder of the Company was issued a promissory note in the principal amount of $70,000.  The note was reissued on February 19, 2023 in the principal amount of $100,800, which included the original principal plus accrued interest.

During the year ended March 31, 2020, a shareholder was issued eight (8) additional promissory notes totaling $214,091.  The notes were reissued during the year ended March 31, 2024 in the principal amount of $386,495, which included the original principal plus accrued interest.

During the year ended March 31, 2021, a shareholder was issued an additional 23 promissory notes totaling $66,660.  The notes were reissued during the year ended March 31, 2023 in the principal amount of $77,283 which included the original principal plus accrued interest.

During the year ended March 31, 2022, a shareholder was issued an additional nine (9) promissory notes totaling $73,251.  The notes were reissued during the year ended March 31, 2024 in the principal amount of $82,078 which included the original principal plus accrued interest.

During the year ended March 31, 2023, a shareholder was issued an additional four (4) notes totaling $37,840.

During the year ended March 31, 2024, a shareholder was issued an additional one (1) promissory note in the principal amount of $2,826.

These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due from six to 24 months after the date of issue.

Future annual minimum principal only payments for shareholders notes are as follow:

March 31	2025	2026
Principal	$475,050	119,114

Aggregate interest expenses were $58,504 and $51,892 during the years ended March 31, 2024 and 2023, which is included in other accrued liabilities at March 31, 2024 and 2023, respectively.

NOTE 8 – OPERATING LEASES

On April 1, 2023, the Company entered into an office lease agreement commencing in May 2023 which expires on April 30, 2028.  Under this agreement, the monthly rental payments are $1,650 throughout the term of the lease.  The Company is required to pay for all utilities used on the premises and has paid a security deposit of $800 which is included in prepaid expenses.

During the years ended March 31, 2024 and 2023, the lease cost was $18,150 and $0, respectively and is included in general and administrative expenses in the accompanying financial statements.

On June 10, 2023, the Company entered into a plant facility lease agreement with a related party commencing June 9, 2023 which expires on June 30, 2028.  Under this agreement, the monthly rental payments are $18,000 throughout the term of the lease excepting the month of June 2023 the rent is $7,920.  To commence with production, the plant needs to prepare for FDA inspection which will include inspection of the facility, equipment, and the Company’s procedures.  We expect to launch production during the Company’s second quarter of our fiscal year ending March 31, 2025, and will notify the FDA to come into the plant for the inspection at that time.  The Company is able to start production while the plant waits for the FDA Inspection.  Until the certification is complete, and the Company is in production, the monthly rent is reduced by forty (40%) percent to $10,800. Under this agreement, the Company is also leasing the equipment in the plant facility through five (5) annual rent payments of $10,000, which are due on the 15th day of each June from June 2023 to June 2027.

Maturities of lease liabilities for the operating leases as of March 31, 2023, are as follows:

Period ending March 31	Office lease	Plant Facility Lease	Equipment lease	Total

2025	$19,800	$172,800	$10,000	$202,600
2026	19,800	216,000	10,000	245,800
2027	19,800	216,000	10,000	245,800
2028	19,800	216,000	10,000	245,800
2029	1,650	54,000	—	55,650

Total lease liability	$80,850	$874,800	$40,000	$995,650
Less imputed interest	$(14,143)	$(165,538)	$(5,907)	$(185,588)
Total lease liability	$66,707	$709,262	$34,093	$810,062

As of March 31, 2024, the weighted average remaining lease term was 4.2 years.  Lease liabilities are amortized using the effective interest method using a discount rate of 10%.  Depreciation of ROU asset is calculated as the difference between the expected straight-line rent expense over the lease term less the accretion on the lease liability.  The Company recognizes a right-of-use asset and a lease liability for these operating leases in its Balance Sheet.  The office lease and plant facility lease also includes obligations for the Company to pay for other services, including utilities and maintenance.  The Company accounts for these services separately.

During the years ended March 31, 2024, and 2023 the operating lease cost for the plant was $161,462 and $0, for the equipment $7,377 and $0, and the office $18,150 and $0, respectively and is included in general and administrative expenses in the accompanying financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share.

On August 25, 2022, Irene Getty resigned as Chief Financial Officer of the Company.  Irene Getty was a significant shareholder owning more than 10% of the shares outstanding at the time.

During the years ended March 31, 2024 and 2023, the Company issued 720,000 and 0 shares, respectively, to board members and consultants for services rendered.  Total stock-based compensation expense was $129,600 and $0 during the years ended March 31, 2024 and 2023, respectively, in connection with these issuances based on the fair value of the stock on the respective grant dates.

During the years ended March 31, 2024 and 2023, the Company issued 842,000 and 0 warrants to board members and consultants for services rendered with a total grant date fair value of $85,132 and $0, respectively.  Total stock-based compensation expense of $82,098 and $0, respectively, was recorded in connection with these awards during the years ended March 31, 2024 and 2023.  The remaining stock-based compensation of approximately $3,035 will be recognized over the next three months.  The warrants contain an exercise price of $0.33 per share, vesting terms ranging from immediately to June 30, 2024, and expire on dates ranging from July 1, 2029 to April 1, 2030.

The warrant fair values were estimated using a Black Scholes model with a 5-year expected term, risk-free interest rate ranging from 4.65% to 5.48%, a dividend yield of 0%, and a volatility of 80.0%.  The risk-free interest rate assumptions for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the equity awards.

As of the date of this valuation, the Company’s stock was not trading.  The volatility was calculated based on the historical volatility of comparable public companies.  The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future equipment award grants, until such time that the Company’s Common Stock has enough market history to use historical volatility.

The dividend yield assumption for equity awards granted is based on the Company’s history and expectation of dividend payouts.  The Company has never declared or paid any cash dividends on its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

The closing stock price of the Company’s common stock is not available as the Company’s stock is not trading. As a result, the Board of Directors and management determined the fair value of the common stock to be $0.18 per share based upon an allocation of the recent cash price paid for common stock and warrants during the year ended March 31, 2024.

During the year ended March 31, 2024, the Company issued 343,250 shares of common stock with a par value of $0.001 for the price of one ($1) dollar per share for a total of $343,250.  Five warrants were issued for each share purchased, for a total of 1,716,250 warrants.  The warrants are exercisable at twenty ($0.20) cents and expire from April 2025 through September 2025.

During the year ended March 31, 2024, the Company issued 50,000 shares of common stock with a par value of $0.001 for the price of one ($1) dollar per share for a total of $50,000.  One warrant was issued for each share purchased for a total of 50,000 warrants.  The warrants are exercisable at one dollar ($1.00) and expire January 19, 2026.

As of March 31, 2024, 2,608,250 warrants had been issued of which 2,578,214 are vested.  None of the warrants have been exercised.

NOTE 10 – INCOME TAXES

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended March 31, 2024 and 2023:

	2024	2023
Federal tax benefit at statutory rate	21.0%	21.0%
Permanent differences	(1.3)%	0.00%
Temporary differences
Accounts payable and accrued liabilities	(0.1)%	7.1%
Other	(15.5)%	(6.8)%
Change in valuation allowance	(4.1)%	(21.3)%
Total provision	0.0%	0.0%

The composition of the Company’s deferred tax assets as of March 31, 2024 and 2023 is as follows:

	Asset (Liability)
	2024	2023

Other	$581,500	$14,300
Net operating loss carryforwards	464,100	345,800
Valuation allowance	(1,045,500)	(360,100)
Net deferred tax asset	$—	$—

The valuation allowance increased by $685,400 and $29,200 during the years ended March 31, 2024 and 2023 respectively.

The Company had a net operating loss carryforward balance of approximately $2,200,000 as of March 31, 2024. The Company’s net operating losses have expiration dates ranging from 2024 to 2039. Net operating loss carryforwards generated in 2018 and later have indefinite carryforward periods. The future utilization of the net operating losses may potentially be impacted by IRS Section 382 limitations as a result of the significant change in ownership resulting from the November 15, 2021 Asset Purchase Agreement discussed in Note 6.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.  See Note 6 for discussion of the $10,000,000 in contingent consideration to be paid in connection with the November 15, 2021 Asset Purchase Agreement. $43,500 and $0 have been paid under this agreement in the years ended March 31, 2024 and 2023, respectively.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to March 31, 2024, four (4) promissory notes with a shareholder were reissued in the principal amount of $94,672 which included the original principal of $89,235 plus interest of $5,437.

Subsequent to March 31, 2024, four (4) promissory notes with a shareholder were reissued in the principal amount of approximately $37,000 ($49,680 Canadian Funds) which included the original principal of approximately $34,000 ($45,600 Canadian Funds) plus interest of approximately $3,000 ($4,080 Canadian Funds).

These notes bear interest at ten (10) percent per annum with principal and interest due from six months after the date of issue ranging from October 11, 2024 to December 5, 2024.

Subsequent to March 31, 2024, three (3) promissory notes to related parties were reissued in the principal amount of $100,366 which included the original principal of $95,500 plus interest of $4,866.  These notes bear interest at ten (10) percent per annum with the principal and interest due from six months after the date of issue ranging from November 27, 2024 to December 11, 2024.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2024, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

Internal controls for Regenerex Pharma, Inc. were presented and accepted by the Board as of January 22, 2020.  Updated internal controls were presented and accepted by the Board as of February 27, 2024.  In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were not effective and that material weaknesses existed in the following area as of March 31, 2024.

We do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding complex and non-routine transactions.  Management recognized that during the preparation of our Financial Statements, the Company recorded material post close adjustments.  This situation led to delays in the process and evidenced the need to improve the existent control environment including the experience and knowledge of the team.  Management will continue to seek guidance from third-party experts and consultants to gain a thorough understanding of these transactions.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Office Held
Gregory Pilant	67	Director, Chief Executive Officer
Deborah Pilant	71	Director, Secretary Treasurer, Chief Financial Officer
Dr. Lee Ori	50	Director, Chief R & D Officer

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

Ms. Deborah Pilant, Director, Chief Financial Officer, Secretary/Treasurer

Deborah Pilant has her Master’s Degree in Education, and Eds Instructional Leadership.  She is Founder and CEO of a regional construction company.  Ms. Pilant experience includes ten years as Vice-President of sales and marketing with a national book manufacturer as well as twenty years in education and supervision with the Tennessee Board of Education

Dr. Lee Ori, Director, Chief R & D Officer

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

ITEM 11.  EXECUTIVE COMPENSATION.

Effective July 1, 2023 the Company began to accrue a base salary to the Chief Executive Officer of $360,000 per annum.  Accrued compensation to the Chief Executive Officer is $270,000 and $0 respectively, for the years ended March 31, 2024 and 2023.

Compensation of Directors

June 24, 2023, the Board has agreed that each director be granted 30,000 shares of the Company for prior service and an additional 10,000 shares each quarter thereafter.  The grant date fair value of each share is $0.18 as computed in accordance with FASB ACS718.

In addition, effective July 1, 2023, each director is granted 10,000 warrants each quarter.  Each warrant is exercisable at $0.33 per share and expire July 1, 2029.  The grant date fair value of each warrant is computed in accordance with FASB ASC718 as follows:

Award Date	Date Fair Value	Options Awarded	Options Outstanding
June 29, 2023	Each option $0.10	30,000	30,000
September 25, 2023	Each option $0.10	30,000	30,000
December 20, 2023	Each option $0.10	30,000	30,000
March 19, 2024	Each option $0.10	30,000	30,000

Total March 31, 2024		120,000	120,000

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 31, 2024, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each of its directors, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s common stock.  As of March 31, 2024, there were 278,225,910 shares of common stock outstanding.

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

The table also shows the number of shares beneficially owned as of March 31, 2024, by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent of Common Stock
Gregory Pilant	Director, Chief Executive Officer	200,000,000	71.224%
Deborah Pilant	Director, Chief Financial Officer, Secretary Treasurer
Gregory Pilant	Director	80,000	0.028%
Deborah Pilant	Director	80,000	0.028%
Dr. Lee Ori	Director, Chief R & D Officer	80,000	0.028%
Total Officers and Directors		200,240,000	71.309%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by dbbmckennon for the audit and reviews of the Company’s financial statements were $58,000 and $36,500 for the fiscal years ended March 31, 2024 and 2023, respectively.

Audit-Related Fees.  The aggregate fees billed by dbbmckennon for assurance and related services, that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2024 and 2023 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees.  The aggregate fees billed by dbbmckennon for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2024 and 2023 were $0.

All Other Fees.  The aggregate fees billed by dbbmckennon for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended March 31, 2024 and 2023 were $0.

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
41

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

REGENEREX PHARMA, INC.
Date:	June 24, 2024	By: Name: Title:	/s/ Gregory Pilant Gregory Pilant Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in their capacities and on the dates indicated.

REGENEREX PHARMA, INC.
Date:	June 24, 2024	By: Name: Title:	/s/ Deborah Pilant Deborah Pilant Chief Financial Officer
Date:	June 24, 2024	By: Name: Title:	/s/ Gregory Pilant Gregory Pilant Director, Chief Executive Officer