Form 10-Q
period 2024-06-30
REGENEREX PHARMA, INC.
filed 2024-08-07
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2024
Common stock, $0.001 par value	278,255,910

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

REGENEREX PHARMA, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REGENEREX PHARMA, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	March 31, 2024
ASSETS

Current Assets
Cash and equivalents	$—	$372
Prepaid expenses	2,357	2,540
Total Current Assets	2,357	2,912

Website, net of accumulated amortization of $29,986 and $29,272, as of June 30, 2024 and March 31, 2024, respectively	614	1,328
Furniture and computer equipment, net of accumulated depreciation of $2,030 and $1,600 as of June 30, 2024 and March 31, 2024	5,667	6,097
Right of use assets	720,452	756,343
Total Assets	$729,090	$766,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$160,696	$116,760
Related party advances	5,290	3,690
Accrued compensation	608,732	511,847
Other accrued liabilities	106,971	97,251
Current portion of notes payable to shareholder	604,609	475,050
Current portion of notes payable to related parties	168,726	110,500
Current portion of notes payable	2,584,232	2,400,000
Current portion of lease liabilities	174,259	128,264
Total Current Liabilities	4,413,515	3,843,362

Notes payable to shareholder, net of current portion	—	119,114
Notes payable, net of current portion	—	184,232
Lease liabilities, net of current portion	628,964	681,798
Total Liabilities	5,042,479	4,828,506

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficit
Common stock: $0.001 par value: 675,000,000 shares authorized: 278,255,910, and 278,225,910 issued and outstanding at June 30, 2024 and March 31, 2024	278,256	278,226
Additional paid-in capital	1,296,765	1,275,798
Accumulated deficit	(5,888,410)	(5,615,850)
Total Stockholders’ Deficit	(4,313,389)	(4,061,826)
Total Liabilities and Stockholders’ Deficit	$729,090	$766,680

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2024	2023

Operating Expenses:
General and administrative	$254,280	$160,174
Total Operating Expenses	254,280	160,174

Operating Loss	(254,280)	(160,174)

Other (Expense):
Interest expense	(22,333)	(18,506)
Foreign currency gain (loss)	4,053	(6,895)
Total Other Expense	(18,280)	(25,401)

Net Loss	$(272,560)	$(185,575)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	278,226,240	277,156,286

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(272,560)	$(185,575)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	1,144	831
Foreign currency adjustment	(4,053)	6,895
Stock-based compensation	20,997	34,554
Amortization of ROU assets, net of liabilities	29,052	380
Changes in operating assets and liabilities:
Prepaid expenses	183	(23,300)
Accounts payable	63,300	93,792
Accrued compensation	96,885	—
Other accrued liabilities	9,720	(48,814)
Net cash used in operating activities	(55,332)	(121,237)

Cash Flows from Investing Activities:
Purchase of furniture and computer equipment	—	(3,629)
Net cash used in investing activities	—	(3,629)

Cash Flows from Financing Activities:
Related party advances, net	1,600	1,485
Proceeds from notes payable to related party	53,360	—
Proceeds from sale of common stock and warrants	—	190,000
Net cash provided by financing activities	54,960	191,485

Increase (decrease) in cash and equivalents	(372)	66,619
Cash and cash equivalents, beginning of period	372	1,135
Cash and cash equivalents, end of period	$—	$67,754

Supplemental Cash Flow Information – Cash Paid For:
Income taxes	$—	$—
Interest	$—	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into note payable to shareholder	$14,264	$20,451
Accrued interest converted into note payable to related parties	$4,866	$—
Accrued interest converted into note payable	$—	$52,545
Operating leases, ROU asset and liabilities	$—	$953,535

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR

THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2023	277,112,660	$277,113	$671,963	$(2,072,023)	$(1,122,947)
Shares and warrants sold for cash	190,000	190	189,810	—	190,000
Stock-based compensation	30,000	30	34,524	—	34,554
Net loss	—	—	—	(185,575)	(185,575)
Balance at June 30, 2023	277,332,660	$277,333	$896,297	$(2,257,598)	$(1,083,968)

Balance at March 31, 2024	278,225,910	$278,226	$1,275,798	$(5,615,850)	$(4,061,826)
Stock-based compensation	30,000	30	20,967	—	20,997
Net loss	—	—	—	(272,560)	(272,560)
Balance at June 30, 2024	278,255,910	$278,256	$1,296,765	$(5,888,410)	$(4,313,389)

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Regenerex Pharma, Inc., (the “Company” or “Regenerex”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

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

Operating results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending March 31, 2025. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2024 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $5,888,410 as of June 30, 2024. The Company also has excess liabilities over assets of $4,313,389. These factors raise doubt about the Company’s ability to continue as a going concern.

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

During the three months ended June 30, 2024, the Company excluded the outstanding stock warrants from its calculation of earnings per share, as the warrants would be anti-dilutive.  Conversion of outstanding warrants may result in approximately one million additional shares of common stock outstanding.  As of June 30, 2024 and 2023, the Company had common share warrants outstanding of 2,734,250 and 1,115,000, respectively.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three months ended June 30, 2024 and 2023 was $714 and $715, respectively.

Furniture and Computer Equipment

Furniture and computer equipment are stated at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful life of three (3) to five (5) years.  Depreciation expense for the three months ended June 30, 2024 and 2023 was $430 and $116.  Significant betterments are capitalized while purchases under $500 are expensed as incurred.

Right of Use Assets and Lease Liabilities

The Company has active operating lease arrangements for office space, production equipment, and production facilities. The Company is required to make fixed minimum rent payments relating to its right to use the underlying leased asset. In accordance with the adoption of ASC 842, the Company recorded right-of-use assets and related lease liabilities for these leases as of June 2024.

The Company’s lease agreements do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an incremental borrowing rate of 10% to discount each of its lease liabilities based on the remaining lease term.

Stock-Based Payments

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

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) had advanced the Company monies for operating expenses; no amounts were advanced during the periods presented.  The advances were due on demand, but no later than June 30, 2023.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  During the three months ended June 30, 2023, this note was transferred to a relative of the former CFO and was renewed upon maturity in the principal amount of $131,687 plus interest accrued as at June 30, 2023 in the amount of $52,545.  Interest expense was $3,285 and $3,285 during the three-month periods ended June 30, 2024 and 2023, respectively.  This transaction is no longer considered related party in nature, and thus is included in Notes payable in the accompanying balance sheet.

The Company’s Chief Executive Officer (“CFO”) advanced the Company monies for operating expenses in the net amount of $1,600 and $1,485 during the three months ended June 30, 2024 and June 30, 2023.  The advances are due on demand.

The related party advances totaled $5,290 and $3,690 as at June 30, 2024 and March 31, 2024, respectively.

Notes Payable to Related Parties

During the three-month periods ended June 30, 2024 and 2023, the Company’s CFO and the Company’s CEO advanced the Company monies for operating expenses in the amount of $53,360 and $0, respectively.  No repayment was made during the three-month periods ended June 30, 2024 and 2023.  The advances are due on demand and accrue interest at ten (10) percent per annum.  Repayment is due no later than six months after the date of issue and range from September 4, 2024 to December 21, 2024.

The related party notes payable totaled $168,726 and $110,500 as at June 30, 2024 and March 31, 2024.  Interest expenses were $3,169 and $981 during the three-month periods ended June 30, 2024 and 2023, respectively, which is included in other accrued liabilities.

Note Payable to Shareholder

As at June 30, 2024 and March 31, 2024, the Company had various promissory notes with total outstanding principal balances of $604,609 and $594,164, respectively, due to a shareholder of the Company.  These notes are unsecured, bear interest at 10% per annum, and have maturity dates ranging from July 2, 2024 to June 17, 2025.

During the three-months ended June 30, 2024, notes with principal amounts totaling approximately $38,500 ($51,600 Canadian Funds) that came due during the period were reissued in the total principal amount of approximately $41,800 ($55,980 Canadian Funds) which included the principal amount plus accrued interest of approximately $3,300  ($4,380 Canadian Funds.)  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due six (6) months after the date of issue.

During the three-months ended June 30, 2024, notes with principal amounts totaling approximately $116,735  that came due during the period were reissued in the total principal amount of $127,672 which included the principal amount plus accrued interest of $10,937. These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due six (6) months after the date of issue.

Aggregate interest expense was $14,570 and $14,240 during the three months ended June 30, 2024 and 2023, which is included in other accrued liabilities at June 30, 2024 and March 31, 2024, respectively.

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

See Note 6 for discussion of the $10,000,000 in contingent consideration to be paid in connection with the November 15, 2021 Asset Purchase Agreement. Payments made to the Company’s CEO and CFO in connection with the Asset Purchase Agreement are $43,500 as at June 30, 2024 and March 31, 2024. The outstanding liability of $15,488 as at June 30, 2024 and March 31, 2024 is included in other accrued liabilities.

NOTE 8 – OPERATING LEASES

On April 1, 2023, the Company entered into an office lease agreement commencing in May 2023 which expires on April 30, 2028.  Under this agreement, the monthly rental payments are $1,650 throughout the term of the lease.  The Company is required to pay for all utilities used on the premises and has paid a security deposit of $800 which is included in prepaid expenses.

On June 10, 2023, the Company entered into a plant facility lease agreement with a related party commencing June 9, 2023 which expires on June 30, 2028. Under this agreement, the monthly rental payments are $18,000 throughout the term of the lease excepting the month of June 2023 the rent is $7,920, The Company is working to have the premise certified by the FDA and will pay all related costs. Until the certification is complete, the monthly rent is reduced by forty (40%) percent to $10,800. Under this agreement, the Company is also leasing the equipment in the plant facility through five (5) annual rent payments of $10,000, which are due on the 15th day of each June from June 2023 to June 2027. The lease payment due June 15, 2024 is extended to September 15, 2024 with an extension fee of five hundred ($500) due August 5, 2024.

During the three-month periods ended June 30, 2024 and 2023 the operating lease cost was $55,602 and $21,600 respectively and is included in general and administrative expenses in the accompanying financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share.

During each of the three months ended June 30, 2024 and 2023, the Company issued 30,000 shares to board members for services rendered. During each of the three months ended June 30, 2024 and 2023, stock-based compensation of $5,400 was expensed within general and administrative expenses.

During the three months ended June 30, 2024 and 2023, the Company issued 126,000 and 45,000 warrants to board members and consultants for services rendered with a total grant date fair value of $12,561 and $4,554, respectively. Total stock-based compensation expense of $15,597 and $4,554, respectively, was recorded in connection with these awards during the three-month periods ended June 30, 2024 and 2023.  The warrants are vested and contain an exercise price of $0.33 per share, and expire on dates ranging from July 1, 2029 to July 1, 2030.

The warrant fair values were estimated using a Black Scholes model with a 5-year expected term, risk-free interest rate ranging from 4.33% to of 5.19%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 80.0%.

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

The closing stock price of the Company’s common stock is not available as the Company’s stock is not trading. As a result, the Board of Directors and management determined the fair value of the common stock to be $0.18 per share based upon an allocation of the recent cash price paid for common stock and warrants.

As of June 30, 2024, 2,734,250 warrants had been issued all of which are vested. None of the warrants have been exercised.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2024, one (1) promissory note with a shareholder was reissued in the principal amount of $1,081 which included the original principal of $901 plus interest of $180.

Subsequent to June 30, 2024, six (6) promissory notes with a shareholder were reissued in the principal amount of approximately $101,000 ($139,410 Canadian Funds) which included the original principal of approximately $95,100 ($131,400 Canadian Funds) plus interest of approximately $5,900 ($8,010 Canadian Funds).

These notes bear interest at ten (10) percent per annum with principal and interest due from six months after the date of issue ranging from January 2, 2025 to February 7, 2025.

Subsequent to June 30, 2024, one (1) promissory note with a related party was issued in the amount of fifty-six thousand five hundred dollars ($56,500).  The note is unsecured and bears interest at ten (10) percent per annum with principal and interest due January 18, 2025.

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

COVID-19 continued to affect global economic conditions during the three months ended June 30, 2024. The Company expects this will continue in the Company’s third quarter. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with team members and business partners and assessing potential impacts to our financial position and operating results, as well as developments in our business.

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

The Company has purchased proprietary wound care formulations, and has entered into an agreement, dated June 10, 2023, with Woundcare Labs, LLC to lease a plant and equipment in Tennessee. We expect to launch our sales initiative during the Company’s third quarter of our fiscal year ending March 31, 2025.

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

Financial Results and Trends

Results of Operations for the Three Months Ended June 30, 2024 and 2023

At present, the Company has $0 revenue during the three months ended June 30, 2024 and 2023. Net loss increased from $185,575 for the three months ended June 30, 2023 to $272,560 for the three months ended June 30, 2024 due to an increase in payroll, expense, lease costs and accounting fees.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(55,332)	$(121,237)
Investing activities	$—	$(3,629)
Financing activities	$54,960	$191,485

Operating Activities

Cash used in continuing operating activities was $55,332 and $121,237 for the three months ended June 30, 2024 and 2023, respectively. The decrease in cash used in operating activities was primarily due to an increase in accrued compensation, accounts payables and accrued liabilities offset by a lesser increase in net loss and foreign currency adjustments.

Investing Activities

Cash used in investing activities was $0 and $3,629 for the three months ended June 30, 2024 and 2023. The decrease in cash used was due the purchase of furniture and fixtures in the three-months ended June 30, 2023.

Financing Activities

Cash provided by financing activities was $54,960 and $191,485 for the three months ended June 30, 2024 and 2023, respectively. The decrease in cash provided by financing activities was primarily due no sale of stock.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2024, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were not effective and that material weaknesses existed in the following area as of June 30, 2024.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2024, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended June 30, 2023, the Company issued one hundred ninety thousand (190,000) shares of common stock with a par value of $0.001 for the price of one ($1) dollar per share for a total of one hundred ninety thousand ($190,000) dollars. Five warrants were issued for each share purchased, for a total of nine hundred fifty thousand (950,000) warrants. The warrants are exercisable at twenty ($0.20) cents and expire twenty-four (24) months after the date of the purchase agreement.

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

Registrant	Regenerex Pharma, Inc.

Date: August 7, 2024	By:	/s/ Gregory Pilant
Gregory Pilant
Chief Executive Officer