Form 10-Q
period 2024-09-30
REGENEREX PHARMA, INC.
filed 2024-11-04
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 04, 2024
Common stock, $0.001 par value	278,435,910

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

REGENEREX PHARMA, INC.

INDEX TO FORM 10-Q FILING

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

 PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 REGENEREX PHARMA, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	March 31, 2024
ASSETS

Current Assets
Cash and equivalents	$294	$372
Prepaid expenses	1,541	2,540
Total Current Assets	1,835	2,912

Website, net of accumulated amortization of $30,392 and $29,272, as of September 30 and March 31, 2024, respectively	208	1,328
Furniture and computer equipment, net of accumulated depreciation of $2,465 and $1,600, as of September 30 and March 31, 2024,respectively	5,232	6,097
Right of use asset	625,679	756,343
Total Assets	$632,954	$766,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$154,616	$116,760
Related party advances	3,690	3,690
Accrued compensation	705,617	511,847
Other accrued liabilities	126,328	97,251
Current portion of notes payable to shareholder	621,756	475,050
Current portion of notes payable to related parties	247,976	110,500
Current portion of notes payable	2,824,232	2,400,000
Current portion of leases liabilities	166,308	128,264
Total Current Liabilities	4,850,523	3,843,362

Notes payable to shareholder, net of current portion	—	119,114
Notes payable, net of current portion	—	184,232
Lease liabilities, net of current portion	539,594	681,798
Total Liabilities	5,390,117	4,828,506

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 278,435,910 and 278,225,910 issued and outstanding as September 30, 2024 and March 31, 2024, respectively	278,436	278,226
Additional paid-in capital	1,382,383	1,275,798
Accumulated deficit	(6,417,982)	(5,615,850)
Total Stockholders’ Deficit	(4,757,163)	(4,061,826)
Total Liabilities and Stockholders’ Deficit	$632,954	$766,680

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Operating Expenses
General and administrative	$258,384	$385,923	$512,664	$546,097
Research and development	—	2,400,000	—	2,400,000
Total Operating Expenses	258,384	2,785,923	512,664	2,946,097

Operating Loss	(258,384)	(2,785,923)	(512,664)	(2,946,097)

Other Income (Expense)
Interest expense	(266,157)	(19,801)	(288,490)	(38,307)
Foreign currency gain (loss)	(5,031)	4,275	(978)	(2,620)
Total Other Income (Expense)	(271,188)	(15,526)	(289,468)	(40,927)

Net Loss	$(529,572)	$(2,801,449)	$(802,132)	$(2,987,024)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding	278,281,562	277,516,358	278,254,052	277,337,306

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(802,132)	$(2,987,024)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	1,985	1,975
Stock-based compensation	56,795	133,388
Non-cash research and development expenses	—	2,400,000
Non-cash extension fee to Greenwich Resources	240,000	—
Amortization of ROU assets, net of liabilities	26,504	22,880
Foreign currency adjustments	978	2,620
Changes in operating assets and liabilities:
Prepaid expenses	999	(13,250)
Accounts payable	70,086	92,993
Accrued compensation	193,770	96,885
Other accrued liabilities	29,077	(43,753)
Net cash used in operating activities	(181,938)	(293,286)

Cash Flows from Investing Activities:
Purchase of furniture and computer equipment	—	(6,299)
Net cash used in investing activities	—	(6,299)

Cash Flows from Financing Activities:
Related party advances, net	—	2,437
Repayment of notes payable to related parties	—	(34,000)
Repayment of notes payable to shareholder	—	(10,000)
Proceeds from notes payable to related parties	131,860	—
Proceeds from notes payable to shareholder	—	2,843
Proceeds from sale of common stock and warrants	50,000	343,250
Net cash provided by financing activities	181,860	304,530

Increase (Decrease) in cash and equivalents	(78)	4,945
Cash and cash equivalents, beginning of period	372	1,135
Cash and cash equivalents, end of period	$294	$6,080

Supplemental Cash Flow Information – Cash Paid For:
Income Taxes	$—	$—
Interest	$—	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into notes payable to shareholder	$26,622	$25,649
Accrued interest converted into notes payable to related parties	$5,616	$52,545
Operating leases, ROU asset and liabilities	$—	$953,535
Note payable issued for acquisition of intellectual property	$—	$2,400,000
Note payable for interest expense	$240,000	$—

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2023	277,112,660	$277,113	$671,963	$(2,072,023)	$(1,122,947)
Shares and warrants sold for cash	190,000	190	189,810	—	190,000
Stock-based compensation	30,000	30	34,524	—	34,554
Net loss	—	—	—	(185,575)	(185,575)
Balance at June 30, 2023	277,332,660	277,333	896,297	(2,257,598)	(1,083,968)
Shares and warrants sold for cash	153,250	153	153,097	—	153,250
Stock-based compensation	430,000	430	98,404	—	98,834
Net loss	—	—	—	(2,801,449)	(2,801,449)
Balance at September 30, 2023	277,915,910	$277,916	$1,147,798	$(5,059,047)	$(3,633,333)

Balance at March 31, 2024	278,225,910	$278,226	$1,275,798	$(5,615,850)	$(4,061,826)
Stock-based compensation	30,000	30	20,967	—	20,997
Net loss	—	—	—	(272,560)	(272,560)
Balance at June 30, 2024	278,255,910	$278,256	$1,296,765	$(5,888,410)	$(4,313,389)
Shares and warrants sold for cash	50,000	50	49,950	—	50,000
Stock-based compensation	130,000	130	35,668	—	35,798
Net loss	—	—	—	(529,572)	(529,572)
Balance at September 30, 2024	278,435,910	$278,436	$1,382,383	$(6,417,982)	$(4,757,163)

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Regenerex Pharma, Inc., formerly Peptide Technologies, Inc. (the “Company” or “Regenerex”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.  On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for an interest-free two million four hundred thousand dollars ($2,400,000) note payable that was due August 17, 2024.   Since the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within the twelve (12) month period, or raised a minimum of ten million dollars ($10,000,000) in investment, the seller extended the payments for a further period of twelve (12) months for a 10% payment of the outstanding balance.  An interest-free note payable was issued for $240,000 and is due August 17, 2025.

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

Operating results for the three and six months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending March 31, 2025.  Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2024, have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2024, included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations, and as of September 30, 2024, it had excess liabilities over assets of $4,757,163.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended September 30, 2024, the Company excluded the outstanding stock warrants from its calculation of earnings per share, as the warrants would be anti-dilutive. As at September 30, 2024 and 2023, the Company had common shares warrants outstanding of 2,910,250 and 2,306,250, respectively.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three and six months ended September 30, 2024 and 2023 was $405 and $723 and $1,120 and $1,437, respectively.

Furniture and Computer Equipment

Furniture and computer equipment are stated at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful life of three (3) to five (5) years.  Depreciation expense for the three and six months ended September 30, 2024 and 2023 was $430 and $422 and $865 and $538, respectively.  Significant betterments are capitalized while purchases under $500 are expensed as incurred.

Right of Use Assets and Lease Liabilities

The Company has active operating lease arrangements for office space, production equipment, and production facilities.  The Company is required to make fixed minimum rent payments relating to its right to use the underlying leased asset.  In accordance with the adoption of ASC 842, the Company recorded right-of-use assets and related lease liabilities for these leases as of September 2024.

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

Related Party Advances

The Company’s former Chief Financial Officer (“CFO”) had advanced the Company monies for operating expenses; no amounts were advanced during the periods presented.  The advances were due on demand, but no later than June 30, 2023.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  During the six months ended September 30, 2023, this note was transferred to a relative of the former CFO and was renewed upon maturity in the principal amount of $131,687 plus interest accrued as at June 30, 2023 in the amount of $52,545.  Interest expense was $9,237 and $3,285 during the six-month periods ended September 30, 2024 and 2023, respectively.  This transaction is no longer considered related party in nature, and thus is included in notes payable in the accompanying balance sheet.

During the six-month period ended September 30, 2024 and 2023, the Company’s Chief Financial Officer (“CFO”) and the Company’s Chief Executive Officer (“CEO”) advanced the Company monies for operating expenses in the net amount of $0 and $2,437, respectively.

The related party advances totaled $3,690 as of September 30, 2024 and March 31, 2024.

Notes Payable to Related Parties

During the six-month period ended September 30, 2024 and 2023, the Company’s CFO and the Company’s CEO advanced the Company monies for operating expenses in the amount of $131,860 and $0, respectively.  Repayment during the six-month period ended September 30, 2024 and September 30, 2023 was $0 and $34,000, respectively.  The notes are unsecured and accrue interest at ten (10) percent per annum.  Repayment is due no later than six months after the date of issue and range from November 20, 2024 to March 10, 2025.

During the six-months ended September 30, 2024, four notes with principal amount of $110,500 that came due during the period was reissued in the amount of $116,116 which included the principal amount plus accrued interest of $5,616.  This note is unsecured and bears interest at ten (10) percent per annum with principal and interest due March 5, 2025.

The related party notes payable totaled $247,976 and $110,500 as at September 30, 2024 and March 31, 2024.  Interest expenses were $9,101 and $1,630 during the six-month periods ended September 30, 2024 and 2023, respectively, which is included in other accrued liabilities.at September 30, 2024 and March 31, 2024, respectively.

Note Payable to Shareholder

As at September 30, 2024 and March 31, 2024, the Company had various promissory notes with total outstanding principal balances of $621,756 and $594,164, respectively, due to a shareholder of the Company.  These notes are unsecured, bear interest at 10% per annum, and have maturity dates ranging from October 11, 2024 to June 17, 2025.

During the six-months ended September 30, 2024, sixteen notes with principal amounts totaling approximately $172,396 ($237,244 Canadian Funds) that came due during the period were reissued in the total principal amount $186,605 ($256,139 Canadian Funds) which included the principal amount plus accrued interest of $14,209 ($18,895 Canadian Funds.)  During the six-months ended September 30, 2024, an additional seven notes with principal amounts totaling $143,556 that came due during the period were reissued in the total principal amount of $155,969 which included the principal amount plus accrued interest of $12,413.  These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due twelve (12) months after the date of issue.

Interest expenses were $30,152 and $28,715 during the six-month periods ended September 30, 2024 and 2023, respectively, which is included in other accrued liabilities at September 30, 2024 and March 31, 2024, respectively.

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

On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) note payable.  The intellectual property that was purchased requires further development prior to the product being finalized and produced so it has been expensed as research and development.   The note payable was due within twelve (12) months of the date of the agreement and is included in current liabilities.  As  the Company did not raise a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months of the agreement date, or a maximum of ten million dollars ($10,000,000) in investment, the seller extended the payment for a further period of twelve (12) months for a 10% payment of the outstanding balance which is included in current liabilities.

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

See Note 6 for discussion of the $10,000,000 in contingent consideration to be paid in connection with the November 15, 2021 Related Party Asset Purchase Agreement. Payments made to the Company’s CEO and CFO in connection with the Asset Purchase Agreement are $43,500 as at September 30, 2024 and March 31, 2024.  The outstanding liability of $22,988 and $15,488 as at September 30, 2024 and March 31, 2024 respectively is included in other accrued liabilities.

NOTE 8 – OPERATING LEASES

On April 1, 2023, the Company entered into an office lease agreement commencing in May 2023 which expires on April 30, 2028.  Under this agreement, the monthly rental payments are $1,650 throughout the term of the lease.  On September 6, 2024, the lease agreement was amended to expire November 1, 2024.  The Company is required to pay for all utilities used on the premises and has paid a security deposit of $800 which was refunded August 30, 2024.  As a result of the lease modification, the right of use assets and liabilities were remeasured as of the date of modification, resulting in the reduction in the ROU assets and liabilities of $59,919, with no material impact on the statement of operations.

On June 10, 2023, the Company entered into a plant facility lease agreement with a related party commencing June 9, 2023 which expires on June 30, 2028.  Under this agreement, the monthly rental payments are $18,000 throughout the term of the lease excepting the month of June 2023 the rent is $7,920, To commence with production, the plant needs to prepare for FDA inspection which will include inspection of the facility, equipment, and the Company’s procedures.  We expect to launch production during the Company’s third or fourth quarter and will notify the FDA to come into the plant for the inspection at that time.  The Company is able to start production while the plant waits for the FDA Inspection.  Until the certification is complete, the monthly rent is reduced by forty (40%) percent to $10,800. Under this agreement, the Company is also leasing the equipment in the plant facility through five (5) annual rent payments of $10,000, which are due on the 15thday of  each June from June 2023 to June 2027.

During the six-month periods ended September 30, 2024 and September 30, 2023 the operating lease cost was $111,704 and $81,451, respectively and is included in general and administrative expenses in the accompanying financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share.

During the six months ended September 30, 2024 and 2023, the Compay issued and 160,000 and 460,000 shares, respectively, to board members and consultants for services rendered.  Total stock-based compensation expense was $28,800 and $82,800 during the six months ended September 30, 2024 and 2023, respectively, in connection with these issuances based on the fair value of the stock on the respective grant dates.

During the six months ended September 30, 2024 and 2023, the Company issued 252,000 and 590,000 warrants to board members and consultants for services rendered with a total grant date fair value of $24,959 and $59,691, respectively,  Total stock-based compensation expense of $27,995 and $50,588 was recorded in connection with these awards during the six months ended September 30, 2024 and 2023, respectively.  The warrants are fully vested and contain an exercise price of $0.33 per share and expire on dates ranging from July 1, 2029 to July 1, 2030.

The warrant fair values were estimated using a Black Scholes model with a 5-year expected term, risk-free interest rate ranging from 3.58% to 5.19%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 80.0%.  The risk-free interest rate assumptions for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the equity awards.

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

The closing stock price of the Company’s common stock is not available as the Company’s stock is not trading. As a result, the Board of Directors and management determined the fair value of the common stock to be $0.18 per share based upon an allocation of the recent cash price paid for common stock and warrants during the six months ended September 30, 2024.

During the six-month period ended September 30, 2024 and 2023, the Company issued 50,000 and 343,250 shares of common stock with a par value of $0.001 for the price of one ($1) dollar per share for a total of for a total of $50,000 and $343,250, respectively.  One warrant was issued for each share purchased during the six-month period ended September 30, 2024 for a total of 50,000 warrants. Five warrants were issued for each share purchased during the six-month period ended September 30, 2023, for a total of 1,716,250 warrants.  The warrants are exercisable at twenty ($0.20) cents and expire from April 2025 through August 2026.

As of September 30, 2024, 2,910,250 warrants had been issued and vested.  None of the warrants have been exercised.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to the six-month period ended September 30, 2024, four additional notes to a shareholder that were originally due in October and November 2024 with a principal amount of $94,672 were reissued in the principal amount of $99,405 which included the original principal amount of $94,672 plus interest accrued in the amount of $4,733. Repayment of the notes are due within six (6) months of the date of renewal.

Subsequent to the six-month period ended September 30, 2024 two additional notes to a shareholder that was originally due October and November 3, 2024 with a principal amount of approximately $23,000 US Funds ($31,320 Canadian funds) was reissued in the principal amount of approximately $26,000 US Funds ($35,316 Canadian Funds) which included the original principal amount of approximately $23,000 US Funds ($31,320 Canadian funds) plus interest accrued in the amount of approximately $3,000 US Funds ($3,996 Canadian Funds).  Repayment of the note is due within six (6) months of the date of renewal.

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

On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) interest-free due August 17, 2024.  The note payable was due within twelve (12) months of the date of the agreement.  As the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months, or a maximum of ten million dollars ($10,000,000) in investment, the seller extended the payments for a further period of twelve (12) months for an interest-free promissory note of 10% of the balance outstanding on August 17, 2024 for a total of two hundred forty thousand ($240,000) which is due August 17, 2025.

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

The Company has purchased proprietary wound care formulations, and has entered into an agreement, dated June 10, 2023, with Woundcare Labs, LLC to lease a plant and equipment in Tennessee.  We expect to launch our sales initiative during the Company’s third or fourth quarter of our year end March 31, 2025.

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

Financial Results and Trends

Results of Operations for the Six Months Ended September 30, 2024 and 2023

At present, the Company has $0 revenue during the six months ended September 30, 2024 and September 30, 2023.  Net loss decreased from $2,987,024 for the six months ended September 30, 2023 to $802,132 for the six months ended September 30, 2024 due to reduction in research and development expenses, lower stock-based compensation, and administration expense, offset by a lesser increase in payroll expenses and interest expense.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(181,938)	$(293,286)
Investing activities	$—	$(6,299)
Financing activities	$181,860	$304,530

Operating Activities

Cash used in operating activities was $181,938 and $293,286 for the six months ended September 30, 2024 and 2023, respectively. The decrease in cash used in operating activities was primarily due to a decrease in net loss.

Investing Activities

Cash used in investing activities was $0 and $6,299 for the six months ended September 30, 2024 and 2023.  The decrease in cash used was due to the reduction in the purchase of furniture and computer equipment.

Financing Activities

Cash provided by financing activities was $181,860 and $304,530 for the six months ended September 30, 2024 and 2023, respectively. The decrease in cash provided by financing activities was primarily due to lower proceeds from sale of common stocks and warrants and fewer additional note payables from related parties.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2024, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2024, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the six months ended September 30, 2024, the Company issued fifty thousand (50,000) shares of common stock with a par value of $0.001 for the price of one ($1) dollar per share for a total of fifty thousand ($50,000) dollars.  One warrant was issued for each share purchased, for a total of fifty thousand (50,000) warrants.  The warrants are exercisable at twenty ($0.20) cents and expire twenty-four (24) months after the date of the purchase agreement.

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

Registrant	Regenerex Pharma, Inc.

Date: November 04, 2024	By:	/s/ Gregory Pilant
Gregory Pilant
Chief Executive Officer