Form 10-Q
period 2024-12-31
REGENEREX PHARMA, INC.
filed 2025-02-07
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 07, 2025
Common stock, $0.001 par value	278,465,910

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

REGENEREX PHARMA, INC.

INDEX TO FORM 10-Q FILING

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

 PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 REGENEREX PHARMA, INC.

BALANCE SHEETS

(UNAUDITED)

	December 31, 2024	March 31, 2024
ASSETS

Current Assets
Cash and equivalents	$338	$372
Prepaid expenses	650	2,540
Total Current Assets	988	2,912

Website, net of accumulated amortization of $30,600 and $29,272, as of December 31 and March 31, 2024,respectively	—	1,328
Furniture and computer equipment, net of accumulated depreciation of $2,900 and $1,600, as of December 31 and March 31, 2024,respectively	4,797	6,097
Right of use asset	641,075	756,343
Total Assets	$646,860	$766,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$184,681	$116,760
Related party advances	9,847	3,690
Accrued compensation	802,502	511,847
Other accrued liabilities	141,874	97,251
Current portion of notes payable to shareholder	611,226	475,050
Current portion of notes payable to related parties	408,262	110,500
Current portion of notes payable	2,824,232	2,400,000
Current portion of leases liabilities	177,422	128,264
Total Current Liabilities	5,160,046	3,843,362

Notes payable to shareholder, net of current portion	—	119,114
Notes payable, net of current portion	—	184,232
Lease liabilities, net of current portion	540,528	681,798
Total Liabilities	5,700,574	4,828,506

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 278,465,910 and 278,225,910 issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	278,466	278,226
Additional paid-in capital	1,400,326	1,275,798
Accumulated deficit	(6,732,506)	(5,615,850)
Total Stockholders’ Deficit	(5,053,714)	(4,061,826)
Total Liabilities and Stockholders’ Deficit	$646,860	$766,680

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Operating Expenses
General and administrative	$294,130	$239,384	$806,793	$785,481
Research and development	17,380	—	17,380	2,400,000
Total Operating Expenses	311,510	239,384	824,173	3,185,481

Operating Loss	(311,510)	(239,384)	(824,173)	(3,185,481)

Other Income (Expense)
Interest expense	(27,016)	(20,219)	(315,505)	(58,526)
Foreign currency gain (loss)	24,000	(4,373)	23,022	(6,993)
Total Other Income (Expense)	(3,016)	(24,592)	(292,483)	(65,519)

Net Loss	$(314,526)	$(263,976)	$(1,116,656)	$(3,251,000)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding	278,436,236	277,919,497	278,326,178	277,539,983

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,116,656)	$(3,251,000)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	2,628	3,133
Stock-based compensation	74,768	154,634
Non-cash research and development expenses	—	2,400,000
Non-cash extension fee to Greenwich Resources	240,000	—
Amortization of ROU assets, net of liabilities	23,156	41,250
Foreign currency adjustments	(23,022)	6,993
Changes in operating assets and liabilities:
Prepaid expenses	1,890	(1,423)
Accounts payable	121,307	102,090
Accrued compensation	290,655	193,770
Other accrued liabilities	44,623	(42,560)
Net cash used in operating activities	(340,651)	(393,113)

Cash Flows from Investing Activities:
Purchase of furniture and computer equipment	—	(6,299)
Net cash used in investing activities	—	(6,299)

Cash Flows from Financing Activities:
Related party advances, net	6,157	4,557
Repayment of notes payable to related parties	—	(39,500)
Repayment of notes payable to shareholder	—	(10,000)
Proceeds from notes payable to related parties	284,460	105,000
Proceeds from notes payable to shareholder	—	2,826
Proceeds from sale of common stock and warrants	50,000	343,250
Net cash provided by financing activities	340,617	406,133

Increase in cash and equivalents	(34)	6,721
Cash and cash equivalents, beginning of period	372	1,135
Cash and cash equivalents, end of period	$338	$7,856

Supplemental Cash Flow Information – Cash Paid For:
Income Taxes	$—	$—
Interest	$—	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into notes payable to shareholder	$38,721	$46,198
Accrued interest converted into notes payable to related parties	$13,302	$52,546
Operating leases, ROU asset and liabilities	$52,203	$953,535
Note payable issued for research and development	$—	$2,400,000
Note payable for interest expense	$240,000	$—

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at March 31, 2023	277,112,660	$277,113	$671,963	$(2,072,023)	$(1,122,947)
Shares and warrants sold for cash	343,250	343	342,907	—	343,250
Stock-based compensation	460,000	460	132,928	—	133,388
Net loss	—	—	—	(2,987,024)	(2,987,024)
Balance at September 30, 2023	277,915,910	277,916	1,147,798	(5,059,047)	(3,633,333)
Stock-based compensation	30,000	30	21,216	—	21,246
Net loss	—	—	—	(263,976)	(263,976)
Balance at December 31, 2023	277,945,910	$277,946	$1,169,014	$(5,323,023)	$(3,876,063)

Balance at March 31, 2024	278,225,910	$278,226	$1,275,798	$(5,615,850)	$(4,061,826)
Shares and warrants sold for cash	50,000	50	49,950	—	50,000
Stock-based compensation	160,000	160	56,635	—	56,795
Net loss	—	—	—	(802,130)	(802,130)
Balance at September 30, 2024	278,435,910	$278,436	$1,382,383	$(6,417,980)	$(4,757,161)
Stock-based compensation	30,000	30	17,943	—	17,973
Net loss	—	—	—	(314,526)	(314,526)
Balance at December 31, 2024	278,465,910	$278,466	$1,400,326	$(6,732,506)	$(5,053,714)

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Regenerex Pharma, Inc., formerly Peptide Technologies, Inc. (the “Company” or “Regenerex”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.  On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for an interest-free two million four hundred thousand dollars ($2,400,000) note payable that was due August 17, 2024.   Since the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within the twelve (12) month period or raised a minimum of ten million dollars ($10,000,000) in investment, the seller extended the payments for a further period of twelve (12) months for a 10% payment of the outstanding balance.  An interest-free note payable was issued for $240,000 and is due August 17, 2025.

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

Operating results for the three and nine months ended December 31, 2024, are not necessarily indicative of the results that may be expected for the year ending March 31, 2025.  Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2024, have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2024, included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations, and as of December 31, 2024, it had excess liabilities over assets of $5,053,714.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine months ended December 31, 2024, the Company excluded the outstanding stock warrants from its calculation of earnings per share, as the warrants would be anti-dilutive. As at December, 2024 and 2023, the Company had common shares warrants outstanding of 3,036,250 and 2,432,250, respectively.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three and nine months ended December 31, 2024 and 2023 was $208 and $723 and $1,328 and $2,160, respectively.

Furniture and Computer Equipment

Furniture and computer equipment are stated at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful life of three (3) to five (5) years.  Depreciation expense for the three and nine months ended December 31, 2024 and 2023 was $435 and $435 and $1,300 and $973, respectively.  Significant betterments are capitalized while purchases under $500 are expensed as incurred.

Right of Use Assets and Lease Liabilities

The Company has active operating lease arrangements for office space, production equipment, and production facilities.  The Company is required to make fixed minimum rent payments relating to its right to use the underlying leased asset.  In accordance with the adoption of ASC 842, the Company recorded right-of-use assets and related lease liabilities for these leases as of December 2024.

The Company’s lease agreements do not provide an implicit borrowing rate.  Therefore, the Company used a benchmark approach to derive an incremental borrowing rate of 10% to discount each of its lease liabilities based on the remining lease term.

Stock-Based Compensation

The Company recognizes the cost of share-based payment awards on a straight-line attribution basis over the requisite employee service period and over the non-employee’s period of providing goods or services.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchased assets from the Company’s current Chief Executive Officer (“CEO”) and the former Secretary/Treasurer (see note 6).

On June 10, 2023, the Company, has entered into an agreement with Woundcare Labs, LLC., a party related to the CEO and the former CFO of the Company, to lease a plant and to lease equipment in Tennessee (see note 8).

Related Party Advances

A former Chief Financial Officer (“CFO”) of the Company had advanced the Company monies for operating expenses; no amounts were advanced during the periods presented.  The advances were due on demand, but no later than June 30, 2023.  The related party advances began to accrue interest at ten (10) percent per annum on July 1, 2019.  During the nine months ended December 31, 2023, this note was transferred to a relative of the former CFO and was renewed upon maturity in the principal amount of $131,687 plus interest accrued as at June 30, 2023 in the amount of $52,545.  Interest expense was $13,881 and $3,285 during the nine-month periods ended December 31, 2024 and 2023, respectively.  This transaction is no longer considered related party in nature, and thus is included in notes payable in the accompanying balance sheet.

During the nine-month periods ended December 31, 2024 and 2023, the Company’s Chief Executive Officer (“CEO”) and the Company’s former Chief Financial Officer (“CFO”) advanced the Company monies for operating expenses in the net amount of $6,157 and $4,557, respectively.

The related party advances totaled $9,847 and $3,690  as of December 31, 2024 and March 31, 2024.

Notes Payable to Related Parties

During the nine-month periods ended December 31, 2024 and 2023, the Company’s CEO and former CFO advanced the Company monies for operating expenses in the amount of $284,460 and $105,000, respectively.  Repayments during the nine-month periods ended December 31, 2024 and 2023 were $0 and $39,500, respectively.  The notes are unsecured and accrue interest at ten (10) percent per annum.  Repayment is due no later than six months after the date of issue and range from January 18, 2025 to June 30, 2025.

During the nine-months ended December 31, 2024, seven notes with principal amount of $163,860 that came due during the period was reissued in the amount of $177,162 which included the principal amount plus accrued interest of $13,302.  These notes are unsecured and bears interest at ten (10) percent per annum.  Repayment is due no later than six months after the date of issue and range from March 5, 2025 to June 21, 2025.

The related party notes payable totaled $408,262 and $110,500 as at December 31, 2024 and March 31, 2024.  Interest expenses were $16,354 and $2,443 during the nine-month periods ended December 31, 2024 and 2023, respectively, which is included in other accrued liabilities at December 31, 2024 and March 31, 2024, respectively.

Note Payable to Shareholder

As at December 31, 2024 and March 31, 2024, the Company had various promissory notes with total outstanding principal balances of $611,226 and $594,164, respectively, due to a shareholder of the Company.  These notes are unsecured, bear interest at 10% per annum, and have maturity dates ranging from January 2, 2025 to June 30, 2025.

During the nine-months ended December 31, 2024, twenty-three notes with principal amounts totaling approximately $193,900 ($262,264 Canadian Funds) that came due during the period were reissued in the approximate total principal amount $207,400 ($287,018 Canadian Funds) which included the principal amount plus approximate accrued interest of $13,500 ($24,754 Canadian Funds). During the nine-months ended December 31, 2024, an additional eight notes with principal amounts totaling $144,845 that came due during the period were reissued in the total principal amount of $163,899 which included the principal amount plus accrued interest of $19,054. These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due twelve (12) months after the date of issue.

Interest expenses were $45,269 and $58,492 during the nine-month periods ended December 31, 2024 and 2023, respectively, which is included in other accrued liabilities at December 31, 2024 and March 31, 2024, respectively.

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

See Note 6 for discussion of the $10,000,000 in contingent consideration to be paid in connection with the November 15, 2021 Related Party Asset Purchase Agreement. Payments made to the Company’s CEO and former CFO in connection with the Asset Purchase Agreement are $0 and $43,500 as at December 31, 2024 and March 31, 2024.  The outstanding liability of $22,988 and $15,488 as at December 31, 2024 and March 31, 2024 respectively is included in other accrued liabilities.

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

On June 10, 2023, the Company entered into a plant facility lease agreement with a related party commencing June 9, 2023 which expires on June 30, 2028.  Under this agreement, the monthly rental payments are $18,000 throughout the term of the lease excepting the month of June 2023 the rent is $7,920, To commence with production, the plant needs to prepare for FDA inspection which will include inspection of the facility, equipment, and the Company’s procedures.  Until October 1, 2024, the monthly rent was reduced by forty (40%) percent to $10,800. Under this agreement, the Company is also leasing the equipment in the plant facility through five (5) annual rent payments of $10,000, which are due on the 15th day of  each June from June 2023 to June 2027.

On October 8, 2024, the Company entered into an office lease agreement commencing November 1, 2024 which expires on October 31, 2029.  Under this agreement, the monthly rental payments are $1,100 throughout the term of the lease.  Sewer and water utilities monthly payment of $50 is to be added to the monthly rental payments.

During the three and nine-month periods ended December 31, 2024 and 2023 the operating lease cost was $54,501 and $55,720 and $166,205 and $137,171, respectively and is included in general and administrative expenses in the accompanying financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share.

During the nine months ended December, 2024 and 2023, the Company issued 190,000 and 490,000 shares, respectively, to board members and consultants for services rendered.  Total stock-based compensation expense for the three and nine-month periods ended December 31, 2024 and 2023 was $5,400 and $5,400 and $34,200 and $88,200 respectively, in connection with these issuances based on the fair value of the stock on the respective grant dates.

During the nine months ended December 31, 2024 and 2023, the Company issued 378,000 and 716,000 warrants to board members and consultants for services rendered with a total grant date fair value of $38,530 and $72,501, respectively,  Total stock-based compensation expense of $40,568 and $66,434 was recorded in connection with these awards during the nine months ended December, 2024 and 2023, respectively.  The warrants are fully vested and contain an exercise price of $0.33 per share and expire on dates ranging from July 1, 2029 to October 1, 2030.

On December 5, 2024, the Company entered into an agreement to engage Brent Wilson, CPA as a consultant and to serve as the Chief Financial Officer.  In addition to an hourly rate of compensation, Brent Wilson will be issued 60,000 warrants with an exercise price of $0.33 per share. The shares shall be earned on a prorated basis, calculated monthly from January 1, 2025 through January 1, 2026.  The warrants shall be issued 30,000 in July 2025 and 30,000 in January 2026.

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

As of the date of this valuation, the Company's stock was not trading.  The volatility was calculated based on comparable public companies.  The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future equipment award grants, until such time that the Company’s Common Stock has enough market history to use historical volatility.

The dividend yield assumption for equity awards granted is based on Company’s history and expectation of dividend payouts.  The Company has never declared or paid any cash dividends on its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

The closing stock price of the Company’s common stock is not available as the Company’s stock is not trading. As a result, the Board of Directors and management determined the fair value of the common stock to be $0.18 per share based upon an allocation of the recent cash price paid for common stock and warrants during the nine months ended December 31, 2024.

During the nine-month period ended December 31, 2024 and 2023, the Company issued 50,000 and 343,250 shares of common stock with a par value of $0.001 for the price of one ($1) dollar per share for a total of $50,000 and $343,250, respectively.  One warrant was issued for each share purchased during the nine-month period ended December 31, 2024 for a total of 50,000 warrants. Five warrants were issued for each share purchased during the nine-month period ended December 31, 2023, for a total of 1,716,250 warrants.  The warrants are exercisable at 0.20 cents and expire from March 2025 through August 2026.

As of December 31, 2024, 3,036,250 warrants had been issued and vested.  None of the warrants have been exercised.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to the nine-month period ended December 31, 2024, one additional note to a shareholder that was originally due in January 2025 with a principal amount of $1,081 was reissued in the principal amount of $1,135 which included the original principal amount of $1,081 plus interest accrued in the amount of $54. Repayment of the note is due July 7, 2025.

Subsequent to the nine-month period ended December 31, 2024, nine additional notes to a shareholder that were originally due in January 2025 with a principal amount of approximately $97,800 ($134,640 Canadian Funds) were reissued in the principal amount of approximately $99,300 ($143,065 Canadian Funds) which included the original principal amount of approximately $97,800 ($134,640 Canadian Funds) plus interest accrued in the approximate amount of $1,500 ($8,425 Canadian Funds). Repayment of the note is due within six (6) months of the date of renewal.

Subsequent to the nine-month period ended December 31, 2024, one additional note to a related party that was originally due in January 2025 with a principal amount of $56,500 was reissued in the principal amount of $59,325 which included the original principal amount of $56,500 plus interest accrued in the amount of $2,825. Repayment of the note is due July 8, 2025.

On January 15, 2025, the Company signed a financial services agreement with J. Samuel Lee, JR to provide the services of Chief Operating Officer as a consultant.  As compensation, J. Samuel Lee, JR will receive 5,000 common shares of stock in January 2025 and 10,000 shares of common stock each month thereafter.

In January 2025, the Company acquired the shares of a private company Regenerex SDN BHD that was incorporated in Malaysia.  Regenerex SDN BHD has no assets and currently has no operations.  It was acquired  for the purpose of  opening a bank account and doing business in that country.  The directors of Regenerex SDN BHD are the same as the current directors of Regenerex Pharma, Inc.

In February 2025, consultants signed agreements receiving 10,000 common shares monthly as compensation.

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

The Company has purchased proprietary wound care formulations, and has entered into an agreement, dated June 10, 2023, with Woundcare Labs, LLC to lease a plant and equipment in Tennessee.  We expect to launch our sales initiative during the Company’s fourth quarter of our year end March 31, 2025.

Currently management is engaged in developing managed care agreements with southeastern states to manage their Medicaid wound care patients. Regenerex would provide our wound care products and protocols which would result in a large savings for the state Medicaid population. The Company is also in the process of negotiating with several distributors in various Middle Eastern countries to provide the Company's products. The Company has engaged into an agreement as of June 11, 2023, in the amount of $45,000, with First Forte Consultancy in the UAE to assist in meetings and road shows, introducing potential clients for distribution of the companies wound care product. $22,500 was paid June 15, 2023, and the balance of $22,500 is to be paid after the road shows and meetings are completed, in the Company’s second quarter of the fiscal year ending March 31, 2026.

Financial Results and Trends

Results of Operations for the Nine Months Ended December 31, 2024 and 2023

At present, the Company has $0 revenue during the nine months ended December 31, 2024 and December 31, 2023.  Net loss decreased from $3,251,000 for the nine months ended December 31, 2023 to $1,116,656 for the nine months ended December 31, 2024 due to reduction in research and development expenses, lower stock-based compensation, and administration expense, offset by a lesser increase in payroll expenses and interest expense.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Nine Months Ended
	December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(340,651)	$(393,113)
Investing activities	$—	$(6,299)
Financing activities	$340,617	$406,133

Operating Activities

Cash used in operating activities was $340,651 and $393,113 for the nine months ended December 31, 2024 and 2023, respectively. The decrease in cash used in operating activities was primarily due to a decrease in net loss.

Investing Activities

Cash used in investing activities was $0 and $6,299 for the nine months ended December 31, 2024 and 2023.  The decrease in cash used was due to the reduction in the purchase of furniture and computer equipment.

Financing Activities

Cash provided by financing activities was $340,617 and $406,133 for the nine months ended December 31, 2024 and 2023, respectively. The decrease in cash provided by financing activities was primarily due to lower proceeds from sale of common stocks and warrants offset by a lesser increase in notes payable to related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

This report includes the certification of our Chief Executive Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 32.1. This Item 4 includes information concerning the controls and control evaluations revered to in those certifications.

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

Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2024, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the nine months ended December 31, 2024, the Company issued fifty thousand (50,000) shares of common stock with a par value of $0.001 for the price of one ($1) dollar per share for a total of fifty thousand ($50,000) dollars.  One warrant was issued for each share purchased, for a total of fifty thousand (50,000) warrants.  The warrants are exercisable at twenty ($0.20) cents and expire twenty-four (24) months after the date of the purchase agreement.

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

Registrant	Regenerex Pharma, Inc.

Date: February 07, 2025	By:	/s/ Gregory Pilant
Gregory Pilant
Chief Executive Officer