Form 10-K
period 2025-03-31
REGENEREX PHARMA, INC.
filed 2025-06-30
CIK 1357878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2025

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

There is no aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2025, the last business day of the registrant’s most recently completed fiscal year, as the registrant’s shares of common stock are not quoted on a national exchange.

Number of shares outstanding of the registrant’s common stock as of June 30, 2025: 281,070,910.

2

REGENEREX PHARMA, INC

(FORMERLY PEPTIDE TECHNOLOGIES, INC.)

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED MARCH 31, 2025 AND 2024

3

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	42

	SIGNATURES	43

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

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward- looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS.

Business of Issuer

Company Overview

Regenerex Pharma, Inc. (the "Company" or "Regenerex Pharma") specializes in the development and commercialization of advanced wound care healing products. The Company operates through three distinct proprietary technologies designed to address different wound care needs:

1.	Chronic Wound Closure Technology - Specifically designed for closing chronic wounds
2.	Acute Wound Acceleration Technology - Focused on accelerating closure of acute or surgical wounds
3.	Contamination Control Technology - Addresses contamination issues across all wound types, including biofilm destruction

Product Portfolio

The Company's comprehensive Wound Closure System and protocols effectively treat a broad spectrum of wounds, including diabetic ulcers, pressure ulcers, venous ulcers, burns, and surgical wounds. These innovative products position Regenerex to capture significant market share in both domestic and international markets.

Core Technology: QBx™

The Company's proprietary active ingredient, QBx™, addresses a critical issue in wound healing by down-regulating the production of specific proteases and matrix metalloproteases (MMPs). Medical and scientific consensus has established that elevated protease levels significantly impede wound healing, with approximately 80% of chronic wounds displaying elevated protease levels, including MMPs.

Current Products

1.	Xcellderma™ OTC - Liquid Bandage Skin Protectant
a.	Sterile wound dressing effective for treating wounds, skin irritations, cuts, and abrasions
b.	Available as an over-the-counter solution
2.	Accelerex™ Sterile Wound Cream
a.	First commercially available medical device containing QBx™
b.	Designed for treating chronic and acute wounds including:
o	Diabetic ulcers
o	Burns
o	Pressure ulcers (stages I-IV)
o	Venous stasis ulcers

•	Custom-formulated sterile wound ointment utilizing technology originally derived from oak bark extract

Market Opportunity

Clinical Efficacy

QBx™ represents the most efficacious, clinically proven chronic wound care technology globally. The Company's Wound Closure System has demonstrated remarkable success in clinical trials, achieving closure rates of up to 95% of non-responding chronic wounds within 90 days. Notably, these tested wounds had previously failed to respond to conventional treatment protocols.

Market Need

Chronic wounds represent a significant healthcare challenge characterized by:

•	Failure to progress through normal healing sequences
•	Delayed healing lasting weeks, months, or years
•	Resistance to conventional dressings and therapies
•	Substantial financial and quality-of-life burden on patients
•	Frustration for caregivers and clinicians

These wounds typically become trapped in a catabolic, inflammatory phase hostile to growth factors and cellular repair mechanisms. Traditional treatments using gauze and modern dressings (hydrocolloids, collagens) fail to address the underlying cellular environment, creating a significant market opportunity.

Economic Impact

Chronic wounds impose substantial costs on the U.S. healthcare system:

•	Nearly seven million Americans currently live with chronic wounds
•	One in four families has a member with a chronic wound
•	3% of individuals over 65 have open wounds
•	Growing prevalence due to aging population and increasing rates of diabetes and obesity

Regulatory and Market Environment

The Affordable Care Act (ACA) has fundamentally changed wound care reimbursement structures, transitioning all market segments—hospitals, nursing homes, home health, and wound care clinics—to pay-for-performance models. This shift creates significant opportunities for cost-effective, high-performance solutions like the Company's Wound Closure System.

Home health providers now receive single diagnostic code payments, transferring financial risk from payees to payers. The Company is strategically targeting market segments operating under these "at-risk" payment models, with home health and nursing homes representing the fastest-growing segments due to demographic trends.

Operations and Manufacturing

The Company has established manufacturing capabilities through:

•	Purchase of proprietary wound care formulations
•	Lease agreement dated June 10, 2023, with Woundcare Labs, LLC for plant and equipment in Tennessee
•	Current FDA clearance for Xcellderma™ manufacturing
•	Ongoing FDA re-certification process for drug and medical device manufacturing

Strategic Initiatives

Domestic Market Development

Management is actively developing managed care agreements with southeastern states to manage Medicaid wound care patients. These partnerships would provide the Company's Wound Closure System, products, and protocols, resulting in substantial cost savings for state Medicaid programs.

International Expansion

The Company is pursuing distribution opportunities in Asian and Middle Eastern markets through negotiations with regional distributors.

UAE Market Development Agreement:

•	Agreement dated June 11, 2023, with First Forte Consultancy (UAE)
•	Total value: $45,000
•	Services: Meeting facilitation and roadshows for potential distribution clients
•	Payment structure: $22,500 paid June 15, 2023; balance due upon completion
•	Expected completion: Fiscal year ending March 31, 2026

Competitive Advantage

Regenerex Pharma maintains significant competitive advantages through:

•	Proprietary QBx™ technology with proven clinical efficacy
•	Superior closure rates compared to existing solutions
•	Cost-effective treatment protocols
•	Comprehensive product portfolio addressing multiple wound types
•	Strategic positioning within evolving reimbursement landscape
•	Manufacturing capabilities and regulatory compliance

Executive Leadership

Regenerex Pharma Inc. maintains a comprehensive C-suite leadership structure comprising the Chief Executive Officer, Chief Financial Officer, Chief Development Officer, Chief Revenue Officer, Chief Clinical Director, Chief Research & Development Officer, Chief Creative Officer, and Vice President of International Operations.

Corporate Facilities and Real Estate

The Company operates under a strategic leasing model for its facilities. The primary corporate headquarters is located at 114 Main Street, Gordonsville, TN 38653, This property is secured through a lease agreement, allowing for operational flexibility and capital preservation.

We have an identity office at 5348 Vegas Drive #177, Las Vegas, Nevada 89108.

Manufacturing Operations

Regenerex Pharma Inc. employs an asset-light manufacturing strategy, utilizing leased production equipment and facilities rather than capital-intensive ownership. Current lease arrangements for production infrastructure extend through June 30, 2028, providing operational stability while maintaining financial flexibility.

Market Strategy and Distribution

Healthcare Partnerships

Management is actively developing managed care agreements with southeastern state governments to provide comprehensive wound care management for Medicaid populations. The Company's integrated Wound Closure System encompasses proprietary products, clinical protocols, and software solutions designed to deliver significant cost savings for state Medicaid programs.

International Expansion

The Company is pursuing strategic partnerships with distributors across Asian and Middle Eastern markets to expand global market penetration and diversify revenue streams.

Revenue Diversification

Regenerex anticipates generating revenue from multiple healthcare sectors, including:

•	U.S. Government-funded home care service providers
•	State Medicaid Programs
•	International Healthcare Programs
•	Veterans Administration
•	Correctional facility healthcare systems
•	Home Health Care Providers
•	Medicare reimbursement programs

Competitive Positioning

Wound Closure System Technology

Regenerex's proprietary Wound Closure System creates an optimal healing environment for wound closure through advanced biotechnology. The Company's unique approach addresses chronic, non-healing wounds through protease down-regulation and comprehensive wound bed preparation.

QBx™ Platform

The QBx™ technology represents a breakthrough in wound care, uniquely positioned in the market for its ability to successfully treat chronic, non-healing wounds through protease down-regulation. Unlike conventional wound dressings such as hydrocolloids and collagens that merely absorb wound fluids, Regenerex's solutions actively modify the cellular environment rather than simply providing protective coverage.

Market Differentiation

The Company maintains a significant competitive advantage as no other currently available products successfully heal chronic, non-healing wounds through the Company's proprietary mechanisms of action.

Intellectual Property Portfolio

Patent Protection

Regenerex has secured primary patent rights for its Wound Closure System and Wound Care Platform. The Company maintains two additional patents pending for antimicrobial properties and acceleration of acute and surgical wound healing.

Trademark Portfolio

The United States Patent and Trademark Office has approved multiple trademarks for the Company, with additional trademark protections secured in various international jurisdictions.

Digital Assets

The Company has secured strategic domain names including regenerexpharmainc.com and regenerexpharma.com to support its digital presence and brand protection strategy.

Regulatory Compliance Framework

Regenerex Pharma Inc. operates within a comprehensive regulatory environment overseen by multiple authorities including:

•	Food and Drug Administration (FDA)

•	Federal Trade Commission (FTC)

•	Various federal, state, and local regulatory bodies

•	International regulatory authorities in markets where products are distributed

Compliance Areas

Regulatory oversight encompasses multiple operational aspects including:

•	Product efficacy validation

•	Ingredient and product safety protocols

•	Manufacturing standards and quality control

•	Labeling and packaging requirements

•	Marketing and advertising compliance

•	Product shipment and disposal procedures

•	Comprehensive safety management systems

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

On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) interest-free note due August 17, 2024. The note payable was due within twelve (12) months of the date of the agreement. If the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months, or a minimum of ten million dollars ($10,000,000) in investment, the seller will extend the payments for a further period of twelve (12) months for a 10% payment of the outstanding balance.  The note has been extended and is now due August 17, 2025.

The Company received all rights and title to proprietary wound healing technologies platforms and formulas involving the application of wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns and surgical wounds. These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S.

As of March 31, 2025, the Company is not profitable. The Company must be regarded as a start-up venture with all the unforeseen costs, expenses, problems, risks, and difficulties to which such ventures are subject.

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

The Company does not know of any reason, other than outside business interests, that would prevent them from devoting their attention full- time to the Company when the business may demand such full-time participation.

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

The Company’s officers and directors are collectively the beneficial owners of approximately 71.230% of the outstanding shares of the Company’s common stock. As long as the Company’s officers and directors collectively own a significant percentage of its common stock, other shareholders may generally be unable to affect or change the management or the direction of the Company without the support of its officers and directors. As a result, some investors may be unwilling to purchase the Company’s common stock. If the demand for the Company’s common stock is reduced because its officers and directors have significant influence over the Company, the price of the Company’s common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and approval of significant corporate transactions.

The Company may seek to raise additional funds or develop strategic relationships by issuing capital stock.

The Company expects to finance its operations and developing strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce or dilute the percentage ownership of existing stockholders. Furthermore, any newly issued securities could have rights, preferences, and privileges senior to those of existing stock. Moreover, any issuances of equity securities may be at the prevailing market price of the Company’s stock and in any event may have a dilutive impact on investors’ ownership interest, which could cause the market price of stock to decline.

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

ITEM 2. PROPERTIES.

The Company does not own its own facilities and is presently renting an identity office in Las Vegas, Nevada, a plant facility in Memphis Tennessee and corporate office in Gordonsville, TN.

TEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for Regenerex Pharma, Inc.’s common stock, par value $0.001 per share. There were no trades of Regenerex Pharma, Inc.’s common stock during the years ended March 31, 2025 and 2024.

Holders of Record

As of March 31, 2025, the Company had 297 holders of record of its common stock.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the years ended March 31, 2025 and 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has authorized securities for issuance under equity compensation on a quarterly basis.  The Company adopted the 2025 Equity Plan.  A total of 20,000,000 million shares have been allocated for the plan.

ITEM 6. SELECTED FINANCIAL DATA.

This Item is not required for smaller reporting companies, and the Company has elected to omit this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

The Company’s business is to develop and market Woundcare Healing products.

New Developments

Regenerex Pharma Inc. has entered a pivotal phase of strategic expansion, with multiple initiatives underway to strengthen our market position and operational capabilities. Our business development team has made significant progress in negotiations with our first State Medicaid program. These contracts represent potential annual revenue streams exceeding $100 million. Simultaneously, we are actively engaging with major private insurance networks to secure preferred provider status, which would expand our patient access tremendously. On the organizational front, we've successfully recruited Kenneth W. Perry as our new Chief Financial Officer bringing 40 years of healthcare industry experience that will prove invaluable as we scale. The lab re-certification process for drug manufacturing is underway.  Perhaps most exciting is our development of a proprietary AI-driven information system that promises to revolutionize our approach to wound management, patient adherence tracking, and personalized medication protocols. This system, developed in partnership with Optimize Health Partners, will integrate real-time patient data, using artificial intelligence, to while improve clinical outcomes and reduce healthcare costs. The competitive advantage this creates cannot be overstated, as it positions Regenerex Pharma as not just a manufacturer but a comprehensive healthcare solutions provider with data-driven insights that our competitors simply cannot match.

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

Currently management is engaged in developing managed care agreements with southeastern states to manage their Medicaid wound care patients. Regenerex would provide our wound care products and protocols which would result in a large savings for the state Medicaid population. The Company is also in the process of negotiating with several distributors in various Asian and Middle Eastern countries to provide the Company's products.

Results of Operations for the Years Ended March 31, 2025 and 2024

At present, the Company has no revenue. Net loss decreased to $2,527,041 for the year ended March 31, 2025 from $3,543,827   for the year ended March 31, 2024 primarily due to a decrease in research and development.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been notes payable and proceeds from the sale of common stock and warrants of $2,500,000 during the year ended March 31, 2025.  The Company requires significant cash to launch its business and reduce its liabilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. We are actively seeking to raise additional debt and/or equity capital to add new products and/or services to commence material operations. If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operation. Our independent registered public accounting firm included an explanatory paragraph in their report regarding substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently looking to raise an additional $500,000 by the end of July, to provide adequate cash until contracts start.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

Year Ended March 31,	2025	2024
Net cash (used in) provided by: Operating activities	$ (1,625,351)	$ (457,548)
Investing activities	$ (1,228)	$ (6,299)
Financing activities	$ 2,279,232	$ 463,084

Cash used in operating activities was $1,625,351 and $457,548      for the years ended March 31, 2025 and 2024, respectively. The decrease in cash used in operating activities was primarily due to a decrease research and development.

Loss from Theft

On March 12, 2025, a sophisticated hacking group was able to hack one of our bank accounts.  The original amount taken was $399,680, which is a material loss for the Company.  A small amount $15,772 was recovered, we are working to recover an additional portion of the funds lost.

Investing Activities

Cash used in investing activities was $1,228 and $6,299 for the years ended March 31, 2025 and 2024. The decrease in cash used was a result of fewer investments in fixed assets for the period.

Financing Activities

Cash provided by financing activities was $2,279,232   and $463,084 for the years ended March 31, 2025 and 2024, respectively. The increase in cash provided by financing activities was primarily due to an increase in proceeds from sale of common stock and cash received from notes payable.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regenerex Pharma, Inc. (the “Company”) as of March 31, 2025 and 2024, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Newport Beach, California

June 30, 2025

REGENEREX PHARMA, INC.

 BALANCE SHEETS

	March 31, 2025	March 31, 2024

ASSETS
Current Assets
Cash and equivalents	$653,025	$372
Prepaid expenses	350	2,540
Total Current Assets	653,375	2,912

Website, net of accumulated amortization of $30,600 and $29,272, respectively	—	1,328
Furniture and computer equipment, net of accumulated depreciation of $3,326 and $1,600, respectively	5,599	6,097
Right of use asset	604,262	756,343
Total Assets	$1,263,236	$766,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$197,673	$116,760
Related party advances	13,652	3,690
Accrued compensation	842,620	511,847
Other accrued liabilities	88,268	97,251
Current portion of notes payable to shareholder	469,105	475,050
Current portion of notes payable to related parties	306,103	110,500
Current portion of notes payable	2,824,232	2,400,000
Current portion of leases liabilities	181,894	128,264
Total Current Liabilities	4,923,547	3,843,362

Notes payable to shareholder, net of current portion	—	119,114
Notes payable, net of current portion	—	184,232
Lease liabilities, net of current portion	495,894	681,798
Total Liabilities	5,419,441	4,828,506

Commitments and Contingencies (Note 11)	—	—

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 281,070,910 and 278,225,910 issued and outstanding as of March 31, 2024 and 2024, respectively	281,071	278,226
Additional paid-in capital	3,705,615	1,275,798
Accumulated deficit`	(8,142,891)	(5,615,850)
Total Stockholders’ Deficit	(4,156,205)	(4,061,826)
Total Liabilities and Stockholders’ Deficit	$1,263,236	$766,680

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

 STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2025	2024
Operating Expenses:
General and administrative	$1,163,618	$1,065,825
Research and development	662,479	2,400,000
Total Operating Expenses	1,826,097	3,465,825

Operating Gain (Loss)	(1,826,097)	(3,465,825)

Other Income (Expense):
Interest expense	(320,047)	(80,638)
Foreign currency gain	5,728	2,636
Loss from theft	(383,908)	—
Taxes	(2,717)	—
Total Other Income (Expense)	(700,944)	(78,002)

Net Loss	$(2,527,041)	$(3,543,827)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding	278,727,759	277,653,029

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

 STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(2,527,041)	$(3,543,827)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	3,054	4,278
Foreign currency adjustments	(5,728)	(2,636)
Stock-based compensation	132,662	211,698
Non-cash Research and development	—	2,400,000
Non-cash interest related to Note extension	240,000	—
Amortization of ROU assets, net of liabilities	19,807	53,719
Changes in operating assets and liabilities:
Prepaid expenses	2,190	(2,540)
Accounts payable	187,915	159,641
Accrued compensation	330,773	290,655
Other accrued liabilities	(8,983)	(28,536)
Net cash used in operating activities	(1,625,351)	(457,548)

Cash Flows from Investing Activities:
Purchase of furniture and computer equipment	(1,228)	(6,299)
Net cash used in investing activities	(1,228)	(6,299)

Cash Flows from Financing Activities:
Related party advances, net	9,962	3,490
Proceeds from notes payable to shareholder	—	3,844
Proceeds from notes payable to related parties	284,460	120,000
Payments of notes payable to shareholders	(201,562)	(10,000)
Payments of notes payable to related parties	(113,628)	(47,500)
Proceeds from sale of common stock and warrants, net of offering costs	2,300,000	393,250
Net cash provided by financing activities	2,279,232	463,084

Increase (decrease) in cash and equivalents	652,653	(763)
Cash and cash equivalents, beginning of year	372	1,135
Cash and cash equivalents, end of year	$653,025	$372

Supplemental Cash Flow Information – Cash Paid For:
Income taxes	$—	$—
Interest	$27,568	$—
Non-Cash Investing and Financing Activities:
Accrued interest converted into notes payable to shareholder	$82,232	$66,459
Accrued interest converted into notes payable to related parties	$24,771	$52,546
Operating lease, ROU asset and liabilities	$52,203	$953,355
Note payable issued for research and development	$—	$2,400,000
Note payable issued for Note extension	$240,000	$—

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

 STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2023	277,112,660	$277,113	$671,963	$(2,072,023)	$(1,122,947)
Shares & warrants sold for cash	393,250	393	392,857	—	393,250
Stock-based compensation	720,000	720	210,978	—	211,698
Net Loss	—	—	—	(3,543,827)	(3,543,827)
Balance at March 31, 2024	278,225,910	$278,226	$1,275,798	$(5,615,850)	$(4,061,826)

Balance at March 31, 2024	278,225,910	$278,226	$1,275,798	$(5,615,850)	$(4,061,826)

Shares and warrants sold for cash	2,550,000	2,550	2,297,450	—	2,300,000
Stock-based compensation	295,000	295	132,367	—	132,662
Net loss	—	—	—	(2,527,041)	(2,527,041)
Balance at March 31, 2025	281,070,910	$281,071	$3,705,615	$(8,142,891)	$(4,156,205)

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Regenerex Pharma, Inc., formerly Peptide Technologies, Inc. (the “Company” or “Regenerex”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 of Company common stock shares. In addition, up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.

On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for an interest-free two million four hundred thousand dollars ($2,400,000) note payable. The note payable was originally due within 12 months of the date of the agreement, but allowed for an extension for an additional 12 month period for a 10% fee. The extension was taken, and the renewed note and extension fee are due August 17, 2025.

The Company received all rights and title to proprietary wound healing technologies platforms and formulas involving the application of wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns and surgical wounds. These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S.

Risks and Uncertainties

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding the results of operations, financial position and cash flows.

The Company has a lack of revenue history and has had a limited history of operations. No revenue has historically been derived from the assets purchased. Regenerex can give no assurance of success or profitability to the Company’s investors.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and continuing negative cash flows from operations through March 31, 2025. The Company has current liabilities in excess of current assets of $4,270,172. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the years ended March 31, 2025 and 2024, the Company excluded the outstanding stock warrants from its calculation of earnings per share, as the warrants would be anti-dilutive. As at March 31, 2025 and 2024, the Company had common shares warrants outstanding of 5,675,355 and 2,608,250.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the years ended March 31, 2025 and 2024 was $1,328 and $2,875, respectively.  It is now fully depreciated.

Furniture and Computer Equipment

Furniture and computer equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of three (3) to five (5) years. Depreciation expense for the years ended March 31, 2025 and 2024 was $1,726 and $1,403, respectively. Significant betterments are capitalized while purchases under $500 are expensed as incurred. We purchased two laptops totaling $1,228 in 2025.

Right of Use Assets and Lease Liabilities

The Company has active operating lease arrangements for office space, production equipment, and production facilities. The Company is required to make fixed minimum rent payments relating to its right to use the underlying leased asset. In accordance with  ASC 842, the Company recorded right-of-use assets and related lease liabilities for these leases as of March 31, 2025.

The Company’s lease agreements do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an incremental borrowing rate of 10% to discount each of its lease liabilities based on the remining lease term.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the carrying amount of any long-lived asset may be impaired, an evaluation of recoverability is performed. There were no impairment losses during the years ended March 31, 2025 and 2024.

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

In December 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU 2023-09”) amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating this ASU to determine its impact on the Company’s income tax disclosures.

In November 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU 2023-07”) amending existing segment disclosure guidance, primarily requiring quarterly disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”), requiring disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual reporting periods beginning after December 15, 2023,  with early adoption permitted. ASU should be applied on a retroactive basis, to all prior periods presented in the financial statements. The Company is currently following ASU 2033-07 and making the required disclosures.

In October 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU 2023-06”) amending the disclosure or presentation requirements for a variety of Topics. Many of the amendments align the requirements in the Codification with the SEC’s regulations. The ASU is effective on the date on which the SEC removes the related disclosure from Regulation S-X or Regulation S- K, with early adoption prohibited. The Company is disclosing the relevant information in this filing.

In March 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU 2023-01”) amending guidance for lessees that are party to a lease between entities under common control. The ASU is effective for annual reporting periods beginning after December 15, 2023, with early adoption permitted. It must be applied on a prospective basis. The Company is currently in compliance with reporting under this ASU.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Management believes those updates issued-to-date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company.

NOTE 4 – ACCRUED LIABILITIES

Accrued compensation consists of the following:

	March 31, 2025	March 31, 2024
Salaries and benefits payable	$734,429	$482,000
Payroll taxes payable	$108,191	$29,847
Total accrued compensation	$842,620	$511,847

Other accrued liabilities consist of the following:

	March 31, 2025	March 31, 2024
Accrued other	$16,967	$12,375
Accrued asset purchase agreement liability	25,007	15,488
Advance due previous management	32,000	—
Accrued interest	14,294	69,388
Total accrued liabilities	$88,268	$97,251

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchased assets from the Company’s current Chief Executive Officer (“CEO”) and Secretary/Treasurer. (See note 6).

On June 10, 2023, the Company has entered into an agreement with Woundcare Labs, LLC, a party related to the CEO of the Company, to lease a plant and to lease equipment in Tennessee (see note 8).

Related Party Advances

The Company’s Chief Executive Office advanced $9,962 and $3,490 to the Company during the years ended March 31, 2025 and 2024, respectively, to pay for operating expenses. The related party advances total $13,652 and $3,690 as of March 31, 2025, and March 31, 2024, respectively. Related party advances are unsecured, non-interest bearing and due on demand.

Related Party Notes Payable

During the years ended March 31, 2025 and 2024 the Company’s CEO advanced the Company monies for operating expenses in the amount of  $284,460 and $120,000, respectively, in various amounts with multiple notes.  As of March 31, 2025, these have been consolidated into one Note for $306,103. This note is unsecured and bears interest at ten (10) percent per annum with principal and interest due six months after the date of issue. The note is due September 30, 2025.

Repayment during the years ended March 31, 2025 and 2024 was $113,628 and $47,500, respectively.  The related interest expense during the years ended March 31, 2025 and 2024 was $21,946 and $4,934, respectively.

NOTE 6 – INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 of Company common stock.  In addition, up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months. This rate was amended by the Board of Directors in January 2025 to 25% from all investment money raised.

On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) note payable. The intellectual property that was purchased requires further development prior to the product being finalized and produced so it has been expensed as research and development. The note payable was due within twelve (12) months of the date of the agreement and is included in current liabilities. If the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months of the agreement date, or a minimum of ten million dollars ($10,000,000) in investment, the seller will extend the payment for a further period of twelve (12) months for a 10% payment of the outstanding balance.  The extension has been taken, and the new note is due August 16, 2025.

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
3. Accelerex in a tube.

NOTE 7 – NOTES PAYABLE TO SHAREHOLDER

The Company has historically received funding from a shareholder through the issuance of promissory notes. As of March 31, 2024, the Company had various promissory notes due to the shareholder with an aggregate principal balance of $594,164, all bearing interest at 10% per annum, and with maturity dates ranging from six to 24 months from the date of issuance.

During the year ended March 31, 2025, all the previous notes payable to shareholder were consolidated into two notes, one in Canadian Dollars and the other in US Dollars. New promissory notes were issued for principal amount of  $555,728 CND ($403,177  USD) and  $65,928 respectively, due September 30, 2025.

These notes are unsecured and bear interest at ten (10) percent per annum with principal and interest  due six after the date of issue.

Future annual minimum principal only payments for shareholders notes are as follow:

March 31	2026
Principal	$469,105

Aggregate interest expenses were $48,260 and $58,504  during the years ended March 31, 2025 and 2024, which is included in Notes at March 31,2025.

Currently, there are no secured interests in the Company or liens filed against the Company.

NOTE 8 – OPERATING LEASES

On April 1, 2023, the Company entered into an office lease agreement commencing in May 2023 which expires on April 30, 2028. Under this agreement, the monthly rental payments are $1,650 throughout the term of the lease. On September 6, 2024, the lease agreement was amended to expire November 1, 2024. The Company is required to pay for all utilities used on the premises and has paid a security deposit of $800 which was refunded August 30, 2024. As a result of the lease modification, the right of use assets and liabilities were remeasured as of the date of codification, resulting in the reduction in the ROU assets and liabilities of $59,919, with no material impact on the statement of operations.

A new office lease was entered into on September 28, 2024 and commencing on November 1, 2024.  The lease is for five years and ends on October 31, 2029.  The rental payments are $1,100 per month.  Sewer and water utilities monthly payment of $50 is to be added to the monthly rental payments.

On June 10, 2023, the Company entered into a plant facility lease agreement with a related party commencing June 9, 2023 which expires on June 30, 2028. Under this agreement, the monthly rental payments are $18,000 throughout the term of the lease excepting the month of June 2023 the rent is $7,920. The plant has been approved by the FDA   for the production of our OTC drug Xcellderma.  Under this agreement, the Company is also leasing the equipment in the plant facility through five (5) annual rent payments of $10,000, which are due on the 15th day of each June from June 2023 to June 2027.

Maturities of lease liabilities for the operating leases as of March 31, 2025, are as follows:

Period ending March 31	Office lease	Plant Facility Lease	Equipment lease	Total

2026	13,200	216,000	10,000	239,200
2027	13,200	216,000	10,000	239,200
2028	13,200	216,000	10,000	239,200
2029	13,200	54,000	—	67,200
2030	7,700	—	—	7,700
Total lease liability	$60,500	$702,000	$30,000	$792,500
Less imputed interest	$(11,724)	$(99,290)	$(3,698)	$(114,712)
Total lease liability	$48,776	$602,710	$26,302	$677,788

As of March 31, 2025, the weighted average remaining lease term was 3.2 years. Lease liabilities are amortized using the effective interest method using a discount rate of 10%. Depreciation of ROU asset is calculated as the difference between the expected straight-line rent expense over the lease term less the accretion on the lease liability. The Company recognizes a right-of-use asset and a lease liability for these operating leases in its Balance Sheet. The office lease and plant facility lease also includes obligations for the Company to pay for other services, including utilities and maintenance. The Company accounts for these services separately.

During the years ended March 31, 2025, and 2024 the operating lease cost for the plant was $192,771 and $161,462, for the equipment $10,336 and $7,377, and the office $17,050 and $18,150, respectively and is included in general and administrative expenses in the accompanying financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share.

During the years ended March 31, 2025 and 2024, the Company issued 295,000 and 720,000 shares, respectively, to board members and consultants for services rendered. Total stock-based compensation expense was $77,100 and $129,600 during the years ended March 31, 2025 and 2024, respectively, in connection with these issuances based on the fair value of the stock on the respective grant dates.

During the years ended March 31, 2025 and 2024, the Company issued 3,067,105 and 842,000 warrants to board members and consultants for services rendered with a total grant date fair value of $55,562 and $85,132, respectively. Total stock-based compensation expense of $55,562 and $82,098 , respectively, was recorded in connection with these awards during the years ended March 31, 2025 and 2024. The warrants contain an exercise price of $0.33 per share,  warrants are issued as services are provided and vest immediately upon issuance. They expire on dates ranging from July 1, 2029 to April 1, 2031.

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

The closing stock price of the Company’s common stock is not available as the Company’s stock is not trading. As a result, the Board of Directors and management determined the fair value of the common stock to be $0.50 per share based upon an allocation of the recent cash price paid for common stock and warrants during the year ended March 31, 2025.

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

During the year ended March 31, 2025, the Company issued 2,550,000 shares of common stock with a par value of $0.001 for the price of one ($1.00) dollar per share for a total of $2,550,000 less $250,000 in broker fees. Warrants were issued for each share purchased, for a total of 2,550,000 warrants. The warrants are exercisable at one dollar ($1.00) per share and expire in February 2027.

As of March 31, 2025, 5,675,355 warrants had been issued of which all are vested.  None of the warrants have been exercised.

NOTE 10 – INCOME TAXES

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the years ended March 31, 2025 and 2024:

	2025	2024
Federal tax benefit at statutory rate	21.0%	21.0%
Permanent differences	(1.3)%	(1.3)%
Temporary differences
Accounts payable and accrued liabilities	(0.1)%	(0.1)%
Other	1.7%	(15.5)%
Change in valuation allowance	(21.3)%	(4.1)%
Total provision	0.0%	0.0%

The composition of the Company’s deferred tax assets as of March 31, 2025 and 2024 is as follows:

	Asset (Liability)
	2025	2024
Other	$661,437	$581,500
Net operating loss carryforwards	921,217	464,100
Valuation allowance	(1,582,654)	(1,045,600)
Net deferred tax asset	$—	$—

The valuation allowance increased by $537,054 and $685,400 during the years ended March 31, 2025 and 2024 respectively.

The Company had a net operating loss carryforward balance of approximately $4,386,748 as of March 31, 2025. The Company’s net operating losses have expiration dates ranging from 2025 to 2039. Net operating loss carryforwards generated in 2018 and later have indefinite carryforward periods. The future utilization of the net operating losses may potentially be impacted by IRS Section 382 limitations as a result of the significant change in ownership resulting from the November 15, 2021 Asset Purchase Agreement discussed in Note 6.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers. See Note 6 for discussion of the $10,000,000 in contingent consideration to be paid in connection with the November 15, 2021 Asset Purchase Agreement. $607,500 and $43,500 have been paid to the Company’s CEO under this agreement in the years ended March 31, 2025 and 2024, respectively.

On March 12, 2025, a sophisticated hacking group was able to hack one of our bank accounts.  The original amount taken was $399,680, which is a material loss for the Company.  A small amount $15,772 was recovered, we are working to recover an additional portion of the funds lost.

NOTE 12 – SUBSEQUENT EVENTS

Kenneth W Perry was hired as Chief Financial Officer of the Company on April 1, 2025.

Subsequent to March 31, 2025, the Company adopted the 2025 Equity Plan.  A total of 20,000,000 million shares have been allocated for the plan.  Kenneth W Perry was allocated 4,000,000 options under the plan at $1.00 as part of his employment package.  Additionally, he is currently deferring $5,000 pay per month to purchase shares at $1.00 per share.

Subsequent to March 31, 2025, signed consulting agreement with Lee Ori, an executive and Board of Director, for bringing contracts to the Company.  Fees will be paid on a percentage basis of the contract with the average commission rate being approximately 7%.

Subsequent to March 31, 2025, signed an information systems evaluation contract with Optimize Health Partners for implementation and evaluation of system that includes EMR, billing system, scheduling, telemedicine platform.  Optimize Health Partners is owned by the CFO, Kenneth W Perry.

Regenerex is in the process of negotiating a final contract with Holista related to use of IP.  HOLISTA is granting RGPX exclusive worldwide territory rights for the use of Ovicoll95 in all wound care applications  Holista is based in Maylasia and their main product is normal and nano Collagen.  Greg Pilant has ownership in Holista and sits on the Board of Directors.

NOTE 13 – SEGMENT REPORTING

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision makers (“CODMs”) in deciding how to allocate resources and assess performance.

The CODMs have been identified as the Chief Executive Officer and Chief Financial Officer, who review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODMs review several key metrics, which include the following:

	2025	2024
Revenues	-	-
Sales, general and administration	$1,163,618	$1,065,825
esearch and development	662,479	2,400,000

The key measures of segment profit or loss reviewed by our CODMs are revenue and operating expenses. Revenue is monitored by the CODMs to understand the performance of the Company. Operating expenses are reviewed and monitored by the CODMs to manage and forecast cash. The CODMs also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and internal budgets.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2025, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

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

Internal controls for Regenerex Pharma, Inc. were presented and accepted by the Board as of January 22, 2020. Updated internal controls were presented and accepted by the Board as of February 27, 2025. In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were not effective and that material weaknesses existed in the following area as of March 31, 2025.

We employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding complex and non-routine transactions.  There are still weaknesses to correct, which will naturally happen as we grow and have more staff.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Office Held
Gregory Pilant	68	Director, Chief Executive Officer
Kenneth W Perry	63	Chief Financial Officer
Dr. Lee Ori	51	Director, Chief R & D Officer
Ken Hazen	71	Director

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

Mr. Kenneth W Perry, Chief Financial Officer

Kenneth Perry, joined April 1, 2025.  He has 40 years of healthcare finance, operations and information technology experience. His career started at Hospital Corporation of America (HCA) and included many senior positions, including Division CFO of Western Division with over $500 million in Net Revenue.  Mr. Perry went on to help establish 5 different start-ups during his career, including Iasis Healthcare which began  by buying 16 hospitals, with over 13,000 employees raising over $800 million in capital.  Mr. Perry has worked internationally as well in Italy, and the United Arab Emirates.

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

Ken Hazen, Director

Ken Hazen graduated with  B.B.A., University of Memphis) and is President and CEO of CTSI-Global. He acquired the regional freight audit service provider in 1982, and his team has grown it into a logistics technology and solutions provider for enterprises worldwide. Ken is married with 5 children and has years of philanthropic service for local schools, regional Catholic Charities, and St. Jude Children’s Research Hospital.

ITEM 11. EXECUTIVE COMPENSATION.

Effective July 1, 2023 the Company began to accrue a base salary to the Chief Executive Officer of $360,000 per annum. Accrued compensation to the Chief Executive Officer is $562,248  and $270,000 respectively, for the years ended March 31, 2025 and 2024. As of February 28, 2025, Greg is now receiving monthly salary.

Compensation of Directors

June 24, 2023, the Board has agreed that each director be granted 30,000 shares of the Company for prior service and an additional 10,000 shares each quarter thereafter. The grant date fair value of each share is $0.18 as computed in accordance with FASB ACS718.  As of March 31, 2025, grants are currently fair valued at $0.50 per the last Black Scholes model.

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

For fiscal year ending March 31, 2025, each director was granted 10,000 warrants each quarter. Each warrant is exercisable at $0.33 per share and expire 2031. The grant date fair value of each warrant is computed in accordance with FASB ASC718 as follows:

Award Date	Date Fair Value	Options Awarded	Options Outstanding
June 30, 2024	Each option $0.10	30,000	30,000
September 30, 2024	Each option $0.10	30,000	30,000
December 31, 2024	Each option $0.10	30,000	30,000
March 31, 2025	Each option $0.37	30,000	30,000

Total March 31, 2025		120,000	120,000

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

2025 Equity Incentive Plan

In May 2025, the Company adopted the Regenerex Pharma, Inc. 2025 Equity Incentive Plan (the "Plan") to provide equity-based compensation opportunities to employees, non-employee directors, and key advisors. The Plan is designed to encourage participants to contribute materially to the Company's growth while aligning their economic interests with those of stockholders.

The Plan authorizes the issuance of up to 20,000,000 shares of common stock through various award types, including incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance shares, dividend equivalent payments, and other stock-based awards. Any increases to the share reserve require majority stockholder approval. Shares subject to awards that terminate, expire, or are forfeited become available for reissuance under the Plan.

Administration is overseen by a compensation committee of two or more directors appointed by the Board, with all awards requiring Board ratification for validity. The committee has sole authority to determine award recipients, types, sizes, terms, timing, and exercise criteria, subject to Board approval. Fair market value for awards is determined as of the committee's recommendation date.

The Plan includes standard provisions for award terms with a maximum duration of 10 years (5 years for incentive stock options granted to 10% stockholders). Exercise prices for incentive stock options must equal or exceed fair market value at grant, while all options must be priced at minimum 90% of the per-share price in the immediately preceding stock placement transaction. Performance shares are generally tied to targeted financial performance objectives.

Upon termination of employment, awards generally expire within 180 days (one year for disability, with special provisions for death). Change of control provisions provide for automatic acceleration of vesting and may require award assumption by surviving entities. Awards are generally non-transferable except by will or laws of descent and distribution, with limited exceptions for nonqualified options to family members.

The Plan will terminate on the tenth anniversary of its effective date unless terminated earlier or extended with stockholder approval.

Employment Agreements

The Company has a written employment agreement with Kenneth Perry, CFO. There are also, several consulting contracts for executives working part-time, until the Company starts generating revenue or raises additional capital.

Audit Committee

Presently, the Board of Directors is performing the duties that would normally be performed by an audit committee. The Board of Directors intends to form a separate audit committee and is seeking potential independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 31, 2025, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each of its directors, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s common stock. As of March 31, 2025, there were 281,070,910 shares of common stock outstanding.

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

The table also shows the number of shares beneficially owned as of March 31, 2025, by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent of Common Stock
Gregory Pilant	Director, Chief Executive Officer	200,000,000	71.156%
Deborah Pilant
Gregory Pilant	Director	80,000	0.028%
Ken Hazen	Director	20,000	0.007%
Dr. Lee Ori	Director, Chief R & D Officer	110,000	0.039%
Total Officers and Directors		200,210,000	71.230%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by dbbmckennon for the audit and reviews of the Company’s financial statements were $74,880 and $58,000 for the fiscal years ended March 31, 2025 and 2024, respectively.

Audit-Related Fees. The aggregate fees billed by dbbmckennon for assurance and related services, that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2025 and 2024 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees. The aggregate fees billed by dbbmckennon for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2025 and 2024 were $0 (not billed yet) and $6,500..

All Other Fees. The aggregate fees billed by dbbmckennon for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended March 31, 2025 and 2024 were $0.

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

Exhibit No.	Exhibit Description
3.0	Articles of Incorporation (1)
3.1	Amended Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Corporate Bylaws (1)
10.1	Advance from Shareholder of Regenerex Pharma, Inc. (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Notes:

(1)               (1)  Filed as an exhibit to our Registration Statement on Form 10 filed with the SEC on July 28, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

REGENEREX PHARMA, INC.

Date:	June 30, 2025	By: Name: Title:	/s/ Gregory Pilant Gregory Pilant Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

REGENEREX PHARMA, INC.
Date:	June 30, 2025	By: Name: Title:	/s/ Kenneth W Perry Kenneth W Perry Chief Financial Officer
Date:	June 30, 2025	By: Name: Title:	/s/ Gregory Pilant Gregory Pilant Director, Chief Executive Officer