Form 10-Q
period 2025-06-30
REGENEREX PHARMA, INC.
filed 2025-08-14
CIK 1357878

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2025
Common stock, $0.001 par value	281,425,910

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

REGENEREX PHARMA, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

 PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REGENEREX PHARMA, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	March 31, 2025
ASSETS

Current Assets
Cash and equivalents	$172,430	$653,025
Prepaid expenses	20,250	350
Total Current Assets	192,680	653,375

Furniture and computer equipment, net of accumulated depreciation of $4,585 and $3,326 as of June 30, 2025 and March 31, 2025	4,340	5,599
Right of use assets	566,353	604,262
Total Assets	$763,373	$1,263,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$171,268	$197,673
Related party advances	—	13,652
Accrued compensation	862,869	842,620
Other accrued liabilities	25,453	88,268
Current portion of notes payable to shareholder and accrued interest	486,112	469,105
Current portion of notes payable to related parties and accrued interest	295,664	306,103
Current portion of notes payable and accrued interest	2,843,132	2,824,232
Current portion of lease liabilities	167,673	181,894
Total Current Liabilities	4,852,171	4,923,547

Lease liabilities, net of current portion	458,858	495,894
Total Liabilities	5,311,029	5,419,441

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 281,175,910 and 281,070,910 issued and outstanding at June 30, 2025 and March 31, 2025	281,176	281,071
Additional paid-in capital	3,977,643	3,705,615
Accumulated deficit	(8,806,475)	(8,142,891)
Total Stockholders’ Deficit	(4,547,656)	(4,156,205)
Total Liabilities and Stockholders’ Deficit	$763,373	$1,263,236

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2025	2024

Operating Expenses:
General and administrative	$633,783	$254,280
Total Operating Expenses	633,783	254,280

Operating Loss	(633,783)	(254,280)

Other (Expense):
Interest expense	(23,596)	(22,333)
Foreign currency gain (loss)	(6,092)	4,053
Taxes	(113)	—

Total Other Income (Expenses	(29,801)	(18,280)
Net Loss	$(663,584)	$(272,560)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	281,123,410	278,226,240

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(663,584)	$(272,560)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	1,259	1,144
Foreign currency adjustment	6,092	(4,053)
Stock-based compensation	257,133	20,997
Amortization of ROU assets, net of liabilities	(13,348)	29,052
Changes in operating assets and liabilities:
Prepaid expenses	(19,900)	183
Accounts payable	(26,405)	63,300
Accrued compensation	20,250	96,885
Other accrued liabilities	(39,440)	9,720
Net cash used in operating activities	(477,943)	(55,332)

Cash Flows from Investing Activities:
Purchase of furniture and computer equipment	—	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Related party advances, net	—	1,600
Repayment of notes payable to related parties	(17,652)	—
Proceeds from notes payable to related parties	—	53,360
Proceeds from sale of common stock and warrants	15,000	—
Net cash provided by (used in) financing activities	(2,652)	54,960

Increase (decrease) in cash and equivalents	(480,595)	(372)
Cash and cash equivalents, beginning of period	653,025	372
Cash and cash equivalents, end of period	$172,430	$0

Supplemental Cash Flow Information - Cash Paid For:
Cash Paid for Interest	—	—
Income Taxes	—	—
Non-Cash Investing and Financing Activities:
Accrued interest converted into note payable to shareholder	$11,779	$14,264
Accrued interest converted into note payable to related parties	$7,211	$4,866

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR

THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2024	278,225,910	$278,226	$1,275,798	$(5,615,850)	$(4,061,826)
Stock-based compensation	30,000	30	20,967	—	20,997
Net loss	—	—	—	(272,560)	(272,560)
Balance at June 30, 2024	278,255,910	$278,256	$1,296,765	$(5,888,410)	$(4,313,389)

Balance at March 31, 2025	281,070,910	$281,071	$3,705,615	$(8,142,891)	$(4,156,205)
Shares and warrants sold for cash	15,000	15	14,985	—	15,000
Stock-based compensation	90,000	90	257,043	—	257,133
Net loss	—	—	—	(663,584)	(663,584)
Balance at June 30, 2025	281,175,910	$281,176	$3,977,643	$(8,806,475)	$(4,547,656)

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

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

Risks and Uncertainties

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding the impacts of other future pandemics on our business, results of operations, financial position, and cash flows.

The Company has a lack of revenue history and has had a limited history of operations.  No revenue has historically been derived from the assets purchased.  Regenerex can give no assurance of success or profitability to the Company’s investors.

NOTE 2 - BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

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

Operating results for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending March 31, 2026. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2025 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2025 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $8,806,475   as of June 30, 2025. The Company also has excess liabilities over assets of $4,547,656. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

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

During the three months ended June 30, 2025, the Company excluded the outstanding stock options and warrants from its calculation of diluted earnings per share, as the options and warrants would be anti-dilutive.  Conversion of outstanding warrants and options may result in approximately six million additional shares of common stock outstanding.  As of June 30, 2025 and 2024, the Company had vested common share warrants and options outstanding    of 6,248,688 and 2,734,250, respectively.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the three months ended June 30, 2025 and 2024 was $0 and $714, respectively.  The website has been fully depreciated as of June 30, 2025.

Furniture and Computer Equipment

Furniture and computer equipment are stated at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful life of three (3) to five (5) years.  Depreciation expense for the three months ended June 30, 2025 and 2024 was $1,259 and $430.  Significant betterments are capitalized while purchases under $500 are expensed as incurred.

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

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. The Company estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding. Expected stock price volatility is based on the historical volatility of comparable public companies’ common stock for a period approximating the expected life, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life

The fair value of restricted stock awards is based on the fair value of the Company’s common stock on the date of the grant.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODMs review several key metrics, which include the following:

Three Months Ended	June 30, 2025	June 30, 2024
Revenues	-	-
Sales, general and administration	$633,783	$254,280
Research and development	-	-

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company purchased assets from the Company’s current Chief Executive Officer (“CEO”) and Secretary/Treasurer (see note 6).

On June 10, 2023, the Company, has entered into an agreement with Woundcare Labs, LLC., a party related to the CEO of the Company, to lease a plant and to lease equipment in Tennessee. (see note 8).

On May 23, 2025, the Company has entered into an agreement with Optimize Health Partners, LLC, a party related to the CFO of the Company, to develop and provide information technology systems to the Company.

Related Party Advances

The Company’s Chief Executive Office advanced $0 and $1,600 to the Company during the three months ended June 30, 2025 and 2024, respectively, to pay for operating expenses. The related party advances total $0 and $13,652  as of June 30, 2025, and March 31, 2025, respectively. Related party advances are unsecured, non-interest bearing and due on demand.

Notes Payable to Related Parties

During the three-month periods ended June 30, 2025 and 2024, the Company’s CEO advanced the Company monies for operating expenses in the amount of $0 and $53,360, respectively.  Repayment was made totaling $17,652 and $0, during the three-month periods ended June 30, 2025 and 2024.  The advances are due on September 30, 2025 and bear interest at 10% per annum.

The related party notes payable totaled $295,664 and $306,103 as at June 30, 2025 and March 31, 2025.  Interest expenses were $7,211 and $3,169 during the three-month periods ended June 30, 2025 and 2024, respectively, which is included in notes payable.

Note Payable to Shareholder

As at June 30, 2025 and March 31, 2025, the Company had various promissory notes with total outstanding principal and accrued interest balances of $486,112 and $469,105, respectively, due to a shareholder of the Company.  These notes are unsecured, bear interest at 10% per annum, and have maturity of September 30, 2025.

Aggregate interest expense was $11,779 and $14,570 during the three months ended June 30, 2025 and 2024, which is included in included in notes payable to shareholders and accrued interest at June 30, 2025 and March 31, 2025, respectively.

Other Notes Payable

On June 20, 2023, Regenerex entered into a Note agreement with a relative of a former Company Officer.  The Note is for $184,232 plus interest and was due on June 30, 2025.  This note has been renewed until June 30, 2026.

NOTE 6 - INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

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
13

Products:

1.	Xcellderma over the counter product.
2.	Accelerex, combination product as a drug device.
3.	Accelerex in a tube.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is not currently involved with and does not have knowledge of any pending or threatened litigation against the Company or any of its officers.

See Note 6 for discussion of the $10,000,000 in contingent consideration to be paid in connection with the November 15, 2021 Asset Purchase Agreement. Payments made to the Company’s CEO in connection with the Asset Purchase Agreement are  $0 and $0 during the three months ended June 30, 2025 and 2024. Through June 30, 2025 a total of $651,500 has been paid under this agreement.

NOTE 8 - OPERATING LEASES

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

During the three-month periods ended June 30, 2025 and 2024, the operating lease cost was $53,952 and $55,602,  respectively, and is included in general and administrative expenses in the accompanying financial statements.

NOTE 9 - STOCKHOLDERS’ DEFICIT

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share.

During each of the three months ended June 30, 2025 and 2024, the Company issued 90,000 shares to board members and consultants for services rendered.   During each of the three months ended June 30, 2025 and 2024, stock-based compensation of $45,000 and $5,400 was expensed within general and administrative expenses.  Additionally, the Chief Financial Officer purchased 15,000 shares at $1.00 per share, with 15,000 warrants issued during the three months ended June 30, 2025.

During the three months ended June 30, 2025 and 2024, the Company issued 240,000 and 126,000   warrants (fair value $0.37 per share for June 30, 2025 and fair value of $.10 per share for June 30, 2024  ) to board members, employees and consultants for services rendered with a total grant date fair value of $88,800 and $12,561, respectively. Total stock-based compensation expense of $88,800   and $15,597, respectively, was recorded in connection with these awards during the three-month periods ended June 30, 2025 and 2024.  The warrants are vested and contain exercise prices ranging from $0.33 and $1.00 per share, and expire on dates ranging up to July 1, 2030.

On May 22, 2025, the Company adopted the 2025 Equity Plan.  A total of 20 million   shares have been allocated for the plan. The Company’s Chief Financial Officer  was allocated 4,000,000 options under the plan at an exercise price of $1.00 as part of his employment package. The vesting is over the three years of his employment contract and vest at approximately 111,111 options per month, with a grant date fair value of $0.37 per option.  Total shares vested is 333,333 totaling $123,333   for the three months ended June 30, 2025.  There is another $1,356,667 to be expensed over the next 2.75 years.

The warrant and option award fair values were estimated using a Black Scholes model with a 5-year expected term, risk-free interest rate ranging from 4.33% to of 5.19%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 80.0%.

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

As of June 30, 2025, 5,915,355 warrants had been issued all of which are vested. None of the warrants have been exercised.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2025, $250,000 in stock was issued at $1.00 per share, along with 1 warrant per share.  The net proceeds were $162,500, after fees and the Company’s Chief Executive Officer note repayment related to purchase transaction discussed in Note 6.

A binding letter of intent between Colltech Limited (HCT) and Regenerex Pharma (RGPX) was entered into July 11, 2025. The agreement establishes an exclusive worldwide partnership for ovine (sheep) collagen products, with Colltech as the manufacturer and supplier, and RGPX as the exclusive distributor for wound care applications. Colltech will provide high-quality Type I & III ovine collagen products, including their proprietary 300 kDa intact collagen and nano-collagen technologies sourced from Australian sheep, while RGPX will handle regulatory approvals, marketing, and distribution globally with an initial focus on the U.S. market.

The letter of intent will be finalized into an agreement by August 31, 2025 and the agreement will run for the entire life of Colltech's patent rights and includes provisions for joint R&D collaboration, shared intellectual property ownership for new developments, Halal certification requirements, and comprehensive quality and regulatory compliance standards. Both parties commit to developing a more detailed long-form contract by March 31, 2026, to serve as the foundation for scaled commercial operations.

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

Operations and New Developments

On November 15, 2021, the Company entered into an Related Party Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 15% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.  The Board of Directors has recently approved an increase of the repayment rate to 25% of all investment money into the Company.

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

Current Products

1.	Xcellderma™ OTC - Liquid Bandage Skin Protectant
a.	Sterile wound dressing effective for treating wounds, skin irritations, cuts, and abrasions
b.	Available as an over-the-counter solution
2.	Accelerex™ Sterile Wound Cream
a.	First commercially available medical device containing QBx™
b.	Designed for treating chronic and acute wounds including:
•	Diabetic ulcers
•	Burns
•	Pressure ulcers (stages I-IV)
•	Venous stasis ulcers
3.	Custom-formulated sterile wound ointment utilizing technology originally derived from oak bark extract

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
17

The Company has purchased proprietary wound care formulations, and has entered into an agreement, dated June 10, 2023, with Woundcare Labs, LLC to lease a plant and equipment in Tennessee. We expect to launch our sales initiative during the Company’s second quarter of our fiscal year ending March 31, 2026.

Currently management is engaged in developing managed care agreements with southeastern states to manage their Medicaid wound care patients. Also, in discussions with Puerto Rico related to federally funded programs.  Regenerex would provide our wound care products and protocols which would result in a large savings for the state Medicaid  and federal population.

Financial Results and Trends

Results of Operations for the Three Months Ended June 30, 2024 and 2023

At present, the Company has $0 revenue during the three months ended June 30, 2025 and 2024. Net loss increased from $272,560 for the three months ended June 30, 2024 to $663,584 for   the three months ended June 30, 2025 due to an increase in payroll expense and lease costs.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Three Months Ended
	June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(477,943)	$(55,332)
Investing activities	$—	$—
Financing activities	$(2,652)	$54,960

Operating Activities

Cash used in continuing operating activities was $477,943 and $55,332 for the three months ended June 30, 2025 and 2024, respectively. The decrease in cash used in operating activities was primarily due to an increase in stock based compensation, accounts payables and other accrued liabilities.

Investing Activities

Cash used in investing activities was $0 and $0 for the three months ended June 30, 2025 and 2024.

Financing Activities

Cash provided by (used for) financing activities was      $(2,652) and $54,960 for the three months ended June 30, 2025 and 2024, respectively. The decrease in cash provided by financing activities was primarily due to smaller sale of stock.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2025 as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were not effective and that material weaknesses existed in the following area as of June 30, 2025.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2025, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended June 30, 2025, the Company issued fifteen thousand (15,000) shares of common stock with a par value of $0.001 for the price of one ($1) dollar per share for a total of fifteen thousand  ($15,000) dollars. One warrant was issued for each share purchased, for a total of fifteen thousand (15,000) warrants. The warrants are exercisable at one dollar ($1.00) and   expire twenty-four (24) months after the date of the purchase agreement.

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

Registrant	Regenerex Pharma, Inc.

Date: August 13, 2025	By:	/s/ Gregory Pilant
Gregory Pilant
Chief Executive Officer