Form 10-Q
period 2025-09-30
REGENEREX PHARMA, INC.
filed 2025-11-17
CIK 1357878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2025
Common stock, $0.001 par value	282,372,310

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

REGENEREX PHARMA, INC.

INDEX TO FORM 10-Q FILING

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

 PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REGENEREX PHARMA, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	March 31, 2025
ASSETS

Current Assets
Cash and equivalents	$11,659	$653,025
Prepaid expenses	36,770	350
Total Current Assets	48,429	653,375

Capitalized Software Development	38,472	—
Furniture and computer equipment, net of accumulated depreciation of $5,743 and $3,326 as of September 30, 2025 and March 31, 2025	3,628	5,599
Right of use assets	527,235	604,262
Total Assets	$617,764	$1,263,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$218,748	$197,673
Related party advances	—	13,652
Accrued compensation	808,276	842,620
Other accrued liabilities	154,357	88,268
Current portion of notes payable to shareholder	488,797	469,105
Current portion of notes payable to related parties	214,584	306,103
Current portion of notes payable	2,847,737	2,824,232
Current portion of lease liabilities	191,181	181,894
Total Current Liabilities	4,923,680	4,923,547

Lease liabilities, net of current portion	392,884	495,894
Total Liabilities	5,316,564	5,419,441

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 281,750,910 and 281,070,910 issued and outstanding at September 30, 2025 and March 31, 2025	281,751	281,071
Additional paid-in capital	4,639,935	3,705,615
Accumulated deficit	(9,620,486)	(8,142,891)
Total Stockholders’ Deficit	(4,698,800)	(4,156,205)
Total Liabilities and Stockholders’ Deficit	$617,764	$1,263,236

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating Expenses
General and administrative	650,277	$258,384	$1,286,987	$512,664
Research and development	136,432	—	133,506	—
Total Operating Expenses	786,709	258,384	1,420,493	512,664

Operating Loss	(786,709)	(258,384)	(1,420,493)	(512,664)

Other Income (Expense)
Interest expense	(22,713)	(266,157)	(46,309)	(288,490)
Foreign currency gain (loss)	(539)	(5,031)	(6,631)	(978)
Other expense	(4,000)	—	(4,000)	—
Taxes	(50)	—	(163)	—
Total Other Income (Expense)	(27,302)	(271,188)	(57,103)	(289,468)

Net Loss	(814,011)	$(529,572)	$(1,477,596)	$(802,132)

Basic and Diluted Loss per Common Share	(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	281,463,410	278,281,562	281,410,910	278,254,052

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,477,596)	$(802,132)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	2,416	1,985
Foreign currency adjustment	6,631	978
Stock-based compensation	435,000	56,795
Non-cash extension fee to Greenwich Resources	—	240,000
Amortization of ROU assets, net of liabilities	(16,696)	26,504
Changes in operating assets and liabilities:
Prepaid expenses	(36,420)	999
Accounts payable	21,076	70,086
Accrued compensation	(34,343)	193,770
Other accrued liabilities	102,634	29,077
Net cash used in operating activities	(997,298)	(181,938)

Cash Flows from Investing Activities:
Capitalized Software Development	(38,472)	—
Purchase of furniture and computer equipment	(446)	—
Net cash used in investing activities	(38,918)	—

Cash Flows from Financing Activities:
Repayment of notes payable to related parties	(105,150)	—
Proceeds from notes payable to related parties	—	131,860
Proceeds from sale of common stock and warrants	500,000	50,000
Net cash provided by financing activities	394,850	181,860

Increase (decrease) in cash and equivalents	(641,366)	(78)
Cash and cash equivalents, beginning of period	653,025	372
Cash and cash equivalents, end of period	$11,659	$294

Supplemental Cash Flow Information – Cash Paid For:
Income taxes	$—	$—
Interest	$—	$—

Non-Cash Investing and Financing Activities:
Accrued interest converted into note payable to shareholder	$23,467	$26,662
Accrued interest converted into note payable to related parties	$13,631	$5,616
Accrued interest converted into note payable	$23,505	$—
Note payable for interest expense	$—	$240,000

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR

THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at March 31, 2024	278,225,910	$278,226	$1,275,798	$(5,615,850)	$(4,061,826)
Shares and warrants sold for cash	—	—	—	—	—
Stock-based compensation	30,000	30	20,967	—	20,997
Net loss	—	—	—	(272,560)	(272,560)
Balance at June 30, 2024	278,255,910	$278,256	$1,296,765	$(5,888,410)	$(4,313,389)

Shares and warrants sold for cash	50,000	50	49,950	—	50,000
Stock-based compensation	130,000	130	35,668	—	35,798
Net Loss	—	—	—	(529,572)	(529,572)
Balance at September 30, 2024	278,435,910	$278,436	$1,382,383	(6,417,982)	$(4,757,163)

Balance at March 31, 2025	281,070,910	$281,071	$3,705,615	$(8,142,891)	$(4,156,205)
Shares and warrants sold for cash	15,000	15	14,985	—	15,000
Stock-based compensation	90,000	90	257,043	—	257,133
Net loss	—	—	—	(663,584)	(663,584)
Balance at June 30, 2025	281,175,910	$281,176	$3,977,643	$(8,806,475)	$(4,547,656)

Shares and warrants sold for cash	485,000	485	484,515	—	485,000
Stock-based compensation	90,000	90	177,777	—	177,867
Net Loss	—	—	—	(814,011)	(814,011)
Balance at September 30, 2025	281,750,910	$281,751	$4,639,935	$(9,620,486)	$(4,698,800)

The accompanying notes are an integral part of these unaudited financial statements.

REGENEREX PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Regenerex Pharma, Inc., (the “Company” or “Regenerex”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

On November 15, 2021, the Company entered into an Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 25% of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months. On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for an interest-free two million four hundred thousand dollars ($2,400,000) note payable that was originally due August 17, 2024.  If the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months, or a minimum of ten million dollars ($10,000,000) in investment, the seller will extend the payments for a further period of twelve (12) months for a 10% payment of the outstanding balance.  The payments have been extended by the buyer to December 31, 2025.

The Company received all rights and title to proprietary wound healing technologies platforms and formulas involving the application of wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns and surgical wounds.  These unique products strategically position the Company to enter the wound treatment market in the U.S.

On September 22, 2025, the Board of Directors approved changing the company's fiscal year-end from March 31st to December 31st.

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

Operating results for the six months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the nine months ending December 31, 2025.  Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2025 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended March 31, 2025 included within the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and had an accumulated deficit of $9,620,486 as of September 30, 2025. The Company also has excess liabilities over assets of $4,698,800. These factors raise doubt about the Company’s ability to continue as a going concern.

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

During the six months ended September 30, 2025, the Company excluded the outstanding stock warrants  and options from   its calculation of earnings per share, as the warrants    and options would be anti-dilutive.  Conversion of outstanding warrants and options may result in approximately eleven million additional shares of common stock outstanding.  As of September 30, 2025 and 2024, the Company had common share warrants and options outstanding of 10,625,352 and 2,910,250, respectively.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the Six months ended September 30, 2025 and 2024 was $0 and $1,120, respectively.  The website has been fully depreciated.

Furniture and Computer Equipment

Furniture and computer equipment are stated at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful life of three (3) to five (5) years.  Depreciation expense for the three and six months ended September 30, 2025 and 2024 was $1,148 and $430 and $2,416 and $865, respectively.  Significant betterments are capitalized while purchases under $500 are expensed as incurred.

Wound Care Healing Technology Platform

The Company capitalizes costs associated with software developed or obtained for internal use in accordance with Accounting Standards Codification ("ASC") 350-40, Intangibles—Goodwill and Other—Internal-Use Software. Costs incurred during the preliminary project stage are expensed as incurred. Once the preliminary project stage is complete and management authorizes and commits to funding the project, direct external costs and payroll costs for employees directly associated with the software development are capitalized during the application development stage. Costs incurred for training and maintenance are expensed as incurred. Once the software is substantially complete and ready for its intended use, capitalization ceases and the Company begins amortizing the capitalized costs on a straight-line basis over the estimated useful life of the software, which is estimated at five years. The Company evaluates the recoverability of capitalized software costs whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Accounting Standards Updates ("ASU") to amend the authoritative literature in the Accounting Standards Codification ("ASC"). There have been a number of ASUs to date that amend the original text of the ASC. The Company believes those updates issued-to-date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company, except for ASU 2024-03 and ASU 2025-06, which are both relevant to the Company and are discussed below.

ASU 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public business entities to provide enhanced disclosures about specific expense categories in both interim and annual financial statements. The new standard requires entities to disclose in tabular format certain categories of expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specified expense categories, along with a qualitative description of amounts remaining in relevant expense captions. The objective of this ASU is to provide investors with more detailed information to better assess an entity's performance and future cash flow prospects.

As clarified by ASU 2025-01 issued in January 2025, ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

ASU 2025-06 - Intangibles—Goodwill and Other—Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting guidance for costs associated with developing or obtaining internal-use software. The ASU eliminates the previous stage-based model (preliminary project stage, application development stage, and post-implementation stage) and replaces it with a principles-based approach that better aligns with modern software development practices, including agile and iterative methodologies. Under the new guidance, entities may begin capitalizing internal-use software development costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU also supersedes the separate guidance on website development costs and incorporates it into the internal-use software framework.

ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as the beginning of an  annual reporting period. The Company is   evaluating the impact of this standard and is considering early adoption of ASU 2025-06 effective January 1, 2026, the beginning of its next fiscal year.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company purchased assets from the Company’s current Chief Executive Officer (“CEO”) and Secretary/Treasurer (see note 6).

On June 10, 2023, the Company, has entered into an agreement with Woundcare Labs, LLC., a party related to the CEO of the Company, to lease a plant and to lease equipment in Tennessee. (see note 8).

On September 23, 2025, the Company entered into a five-year agreement with Optimize Health Partners, LLC, a related party to the Company's CFO, for the development and provision of information technology systems. Under this agreement, the Company will issue 3,000,000 shares in exchange for a perpetual, exclusive, irrevocable, fully paid-up, non-transferable license to use Optimize Health Partners' EMR/Billing system, Omnipresent HIS, with exclusivity limited to wound care applications. The share-based compensation consists of two components: (i) 2,000,000 shares vesting over six months upon achievement of specified implementation performance criteria, and (ii) 1,000,000 shares vesting ratably over the five-year service term. Optimize Health Partners provides all services to the Company at cost plus thirty percent (30%). No shares have been earned as of September 30, 2025.

Related Party Advances

The Company’s former Chief Executive Officer (“CEO”) had advanced the Company monies for operating expenses; no amounts were advanced during the periods presented. The related party advances total $0 and $13,652  as of September 30, 2025 and September 30, 2024, respectively. Related party advances are unsecured, non-interest bearing and due on demand.  There is no further balance due.

Notes Payable to Related Parties

During the six-month periods ended September 30, 2025 and 2024, the Company’s CEO advanced the Company monies for operating expenses in the amount of $0 and $131,860, respectively.  Repayment was made totaling $105,150 and $0, during the six-month periods ended September 30, 2025 and 2024. The notes payable are due on demand and accrue interest at ten (10) percent per annum.  Repayment was due on September 30, 2025, but the note was extended until September 30, 2026.

The related party notes payable totaled $214,584 and $306,103 at September 30, 2025 and March 31, 2025.  Interest expenses were $13,631 and $9,101 during the six-month periods ended September 30, 2025 and 2024, respectively.

Note Payable to Shareholder

As at September 30, 2025 and March 31, 2025, the Company had various promissory notes with total outstanding principal balances of $488,797 and $469,105, respectively, due to a shareholder of the Company.  These notes are unsecured, bear interest at 10% per annum, and had a maturity of September 30, 2025.  The notes were renewed and become due on March 31, 2026.

Aggregate interest expense was $23,467 and $30,152 during the Six months ended September 30, 2025 and 2024.

Note Payable

As at September 30, 2025 and March 31, 2025, the Company had a promissory note with the wife of former related party, deceased CFO, with total outstanding principal balances of $207,737 and $184,232, respectively.  This note is unsecured, bears interest at 10% per annum, and had a maturity of June 30, 2025.  The note was renewed and will become due on June 30, 2026.

.

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

On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) note payable. The intellectual property that was purchased requires further development prior to the product being finalized and produced so it has been expensed as research and development. The note payable was due within twelve (12) months of the date of the agreement and is included in current liabilities. If the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months of the agreement date, or a minimum of ten million dollars ($10,000,000) in investment, the seller will extend the payment for a further period of twelve (12) months for a 10% payment of the outstanding balance.  The extension was taken, and the new note was due August 16, 2025.  Since then, the note has been extended to December 31, 2025, with no further interest due.

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

See Note 6 for discussion of the $10,000,000 in contingent consideration to be paid in connection with the November 15, 2021 Asset Purchase Agreement. Payments made to the Company’s CEO in connection with the Asset Purchase Agreement are $625,000 and $625,000 at September 30, 2025 and March 31, 2025.   The outstanding liability of $150,007 and $25,007 as at September 30, 2025 and March 31, 2025 respectively is included in other accrued liabilities.

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

On June 10, 2023, the Company entered into a plant facility lease agreement with a related party commencing June 9, 2023 which expires on September 30, 2028. Under this agreement, the monthly rental payments are $18,000 throughout the term of the lease excepting the month of June 2023 the rent is $7,920. The plant has been approved by the FDA   for the production of our OTC drug Xcellderma.  Under this agreement, the Company is also leasing the equipment in the plant facility through five (5) annual rent payments of $10,000, which are due on the 15th day of each June from June 2023 to June 2027.

During the six-month periods ended September 30, 2025 and 2024 the operating lease cost was $107,904 and $111,704 and respectively and is included in general and administrative expenses in the accompanying financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has authorized the issuance 675,000,000 shares of common stock with a par value of $0.001 per share.

During each of the six months ended September 30, 2025 and 2024, the Company issued 180,000 and 160,000 shares to board members and consultants for services rendered.   During each of the six months ended September 30, 2025 and 2024, stock-based compensation of $90,000 and $28,800 was expensed within general and administrative expenses.

During the six months ended September 30, 2025 and 2024, the Company issued 450,000 and 252,000 warrants (fair value between $0.27 to $0.37 per share for September 30, 2025 and fair value of $.10 per share for September 30, 2024) to board members, employees and consultants for services rendered with a total grant date fair value of $165,000 and $27,795, respectively. Total stock-based compensation expense of $165,000   and $27,995, respectively, was recorded in connection with these awards during the six-month periods ended September 30, 2025 and 2024.  The warrants are vested and contain exercise prices ranging from $0.33 and $1.00 per share, and expire on dates ranging up to October 1, 2030.

On May 22, 2025, the Company adopted the 2025 Equity Plan.  A total of 20 million   shares have been allocated for the plan. The Company’s Chief Financial Officer was allocated 4,000,000 options under the plan at an exercise price of $1.00 as part of his employment package. The vesting is over the three years of his employment contract, with a grant date fair value of $0.27 per option.  As of September 30, 2025, 666,666 options were vested and the Company has recorded $180,000 in relation to this grant. There is another $900,000 to be expensed over the next 2.5 years.

The warrant and option award fair values were estimated using a Black Scholes model with a 5-year expected term, risk-free interest rate ranging from 3.91% to of 5.19%, a dividend yield of 0%, and an annualized standard deviation of stock price volatility of 80.0%.

The risk-free interest rate assumptions for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the equity awards.

The volatility is based on peer companies. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future equipment award grants, until such time that the Company’s Common Stock has enough market history to use historical volatility.  Forfeitures are recognized as incurred.

The closing stock price of the Company’s common stock is not available as the Company’s stock is not trading. As a result, the Board of Directors and management determined the fair value of the common stock to be $0.50 per share based upon an allocation of the recent cash price paid for common stock and warrants.

As of September 30, 2025 and 2024, the Company had common share warrants and options outstanding of 10,625,352 and 2,910,250, respectively. None of the warrants or options have been exercised.

During the period, the Company issued and sold 500,000 shares of common stock at a purchase price of $1.00 per share, generating gross proceeds of $500,000. In connection with this equity financing, the Company issued warrants to purchase an additional 500,000 shares of common stock at an exercise price of $1.00 per share. Warrants expire 2 years from issuance.

NOTE 10 – SUBSEQUENT EVENTS

The Regenerex Pharma Board of Directors approved two significant resolutions at their October 30, 2025 meeting.

First, the Company granted a total of 380,000 shares as compensation for investor relations services. Second, the Board approved a Patent Assignment Agreement with Chairman Greg Pilant, who assigned U.S. Patent No. 11,160,745 covering topical delivery methods for wound care to the company for $100,000, while retaining exclusive rights to use the patent outside the wound care field for cosmetic applications.

On October 24, 2025, Regenerex received an investment of $211,400 for the purchase of 211,400 shares of stock and 211,400 warrants at $1.00 per share. Warrants expire 2 years from issuance.

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

Operations and New Developments

On November 15, 2021, the Company entered into an Related Party Asset Purchase Agreement in which the Company purchased certain intellectual property in exchange for 150,000,000 shares of the Company’s common stock and up to $10,000,000 in contingent consideration to be paid at the rate of 25%   of all gross revenues received from sales or investment money into the Company, payable on the 15th of the following month, for a period of 60 months.

On August 17, 2023, the Company entered into an Agreement to Purchase Technology Platforms in which the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) interest-free due August 17, 2024.  The note payable is due within twelve (12) months of the date of the agreement.  If the Company has not raised a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months, or a minimum of ten million dollars ($10,000,000) in investment, the seller will extend the payments for a further period of twelve (12) months for a 10% payment of the outstanding balance.    The note has been extended until December 31, 2025.

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

On September 22, 2025, the Board of Directors approved changing the company's fiscal year-end from March 31st to December 31st.

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

The Company has purchased proprietary wound care formulations, and has entered into an agreement, dated June 10, 2023, with Woundcare Labs, LLC to lease a plant and equipment in Tennessee. We expect to launch our sales initiative during the Company’s fourth quarter of our fiscal year ending December 31, 2025.

Currently management is engaged in developing managed care agreements with southeastern states to manage their Medicaid wound care patients. Also, in discussions with Puerto Rico related to federally funded programs.  Regenerex would provide our wound care products and protocols which would result in large savings for the state Medicaid  and federal population. These contracts represent potential annual revenue streams exceeding $100 million. Simultaneously, we are actively engaging with major private insurance networks to secure preferred provider status, which would expand our patient access tremendously.

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

Financial Results and Trends

Results of Operations for the Six Months Ended September 30, 2025 and 2024

At present, the Company has $0 revenue during the six months ended September 30, 2025 and 2024. Net loss increased to  $1,477,596 for the six months ended September 30, 2025 from the loss of $802,132 for the six months ended September 30, 2024 due to an increase in research and development, payroll expense, lease costs, information technology spend and accounting fees.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our condensed Statements of Cash Flows:

	Six Months Ended
	September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(997,298)	$(181,938)
Investing activities	$(38,918)	$—
Financing activities	$394,850	$181,860

Operating Activities

Cash used in continuing operating activities was $ 997,298 and $181,938 for the six months ended September 30, 2025 and 2024, respectively. The increase in cash used in operating activities was primarily due to an increase in employee compensation (employees added) and research and development .

Investing Activities

Cash used in investing activities was $38,918 and $0 for the six months ended September 30, 2025 and 2024. This was for information technology systems development.

Financing Activities

Cash provided by financing activities was $394,850   and $181,860 for the six months ended September 30, 2025 and 2024, respectively. The increase in cash provided by financing activities was primarily due to the sale of stock.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2025, as such term is defined in Exchange Act Rule 13a-15(f).

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

As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer need to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls and procedures over financial reporting were not effective and that material weaknesses existed in the following area as of September 30, 2025.

We do not employ full-time, in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding complex and non-routine transactions.  Management recognized that during the preparation of our Financial Statements, the Company recorded material post close adjustments.  This situation led to delays in the process and evidenced the need to improve the existent control environment including the experience and knowledge of the team.  Management will continue to seek guidance from third-party experts and consultants to gain a thorough understanding of these transactions.

Our management will continue to monitor and evaluate the designation, implementation and effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2025, the Company is not involved in any material litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the six months ended September 30, 2025, the Company issued five hundred thousand (500,000) shares of common stock with a par value of $0.001 for the price of one ($1) dollar per share for a total of five-hundred thousand  ($500,000) dollars. One warrant was issued for each share purchased, for a total of five hundred thousand (500,000) warrants. The warrants are exercisable at $1.00 and expire twenty-four (24) months after the date of the purchase agreement.

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

Registrant	Regenerex Pharma, Inc.

Date: November 17, 2025	By:	/s/ Gregory Pilant
Gregory Pilant
Chief Executive Officer