Form 10-KT
period 2025-12-31
REGENEREX PHARMA, INC.
filed 2026-08-31
CIK 1357878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended ____

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2025 to December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

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

There is no aggregate market value of voting stock held by non-affiliates of the registrant as of the close of business on December 31, 2025, the last business day of the registrant’s most recently completed fiscal year, as the registrant’s shares of common stock are not quoted on a national exchange.

Number of shares outstanding of the registrant’s common stock as of August 25, 2026: 283,157,310.

REGENEREX PHARMA, INC (FORMERLY PEPTIDE TECHNOLOGIES, INC.)

FORM 10-KT ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2025 AND MARCH 31, 2025

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and is under no duty to update any of the forward-looking statements after the date of this report.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our ability to add new customers.
•	the potential benefits of and our ability to maintain our relationships and establish or maintain future collaborations or strategic relationships or obtain additional funding.
•	our marketing capabilities and strategy.
•	our ability to maintain a cost-effective program.
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals.
•	our competitive position, and developments and projections relating to our competitors and our industry.
•	our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing; and
•	the impact of laws and regulations.

All of our forward-looking statements are as of the date of this Annual Report on Form 10-KT. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-KT or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward- looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-KT, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-KT that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-KT will be deemed to modify or supersede such statements in this Annual Report on Form 10-KT.

PART I

ITEM 1. BUSINESS.

Business of Issuer

Company Overview

The business of Regenerex Pharma, Inc. (the “Company” or “Regenerex Pharma,”), is to develop and market Woundcare Healing products. The Company has three technologies for different types of wound conditions:

•	The first is for closing chronic wounds,
•	The second is for accelerating closure of acute or surgical wounds, and
•	The third solves the issue on contamination of all types of wounds including the destruction of biofilms.

The Healthy Healing Process

When a healthy person receives a wound, three processes begin. First, proteases including Matrix Metalloproteinases additionally (MMPs), are engaged to clean the wound and properly prepare tissue for healing. Second, growth factors engage to heal the wound. And third, control bacteria down-regulate protease levels are allowed for the growth factors to work. If protease levels are too high they interfere with the protein-based growth factors and prevent healing and can cause chronic wounds.

Chronic Wounds

Chronic wounds are those that fail to progress through a normal, orderly, and timely sequence of repair. They are characterized by stalled or delayed healing for weeks, months, and even years, and by a resistance to treatment with conventional dressings and therapies.

Chronic wounds impart a particularly devastating financial and quality-of-life burden on individuals suffering from the wounds and are extremely frustrating for the caregivers and clinicians who attempt to manage, but fail to heal, these wounds. Chronic wounds impose significant costs to the US economy. Chronic wounds are a growing issue in the United States, causing immense patient pain and suffering as well as substantial economic and social cost. Although precise information on the prevalence of chronic wounds in the US is unavailable, it is estimated that, as of 2023, there were 10.5 million medicare beneficiaries with a wound or ulcer diagnosis which represents 16.4% of Americans are suffering from chronic wounds.

The most common chronic wounds are diabetic foot ulcers and pressure ulcers. The increasing number of Americans with diabetes and obesity as well as the aging population will likely cause the number of individuals with chronic wounds to continue to rise. In addition to the immeasurable human benefits of improving treatment outcomes, there would be substantial economic effect. Using the Company’s Wound Closure System, the costs of medical treatment could be expected to decrease, and, as patients are able to return to work sooner, productivity would increase.

Non-healing, chronic wounds are thought to be a consequence of factors that affect both the production of new tissue and the elevated destruction of existing tissue. Biochemically, these wounds appear to be stuck in a catabolic, inflammatory phase that is hostile to local growth factors and the activity of fibroblasts and keratinocytes. In particular, increases in the MMP-2 and MMP-9 matrix metalloproteinases (MMPs) are of significance in non-healing chronic wounds.

MMPs are a group of zinc-containing proteolytic enzymes that play an important role in the remodeling of the extracellular matrix of wounds. An overproduction of MMPs may result in degradation of the extracellular matrix and inactivation of vital growth factors. A precisely orchestrated balance of MMP production and their natural inhibitors, tissue inhibitors of metalloproteinases (TIMP), is needed.

QBx™: An Evolution in Chronic Wound Care Technology

Elevated protease levels impede wound healing. Approximately 80% of chronic wounds display elevated levels of MMPs. QBx™ the active ingredient down regulates the production of certain proteases and matrix metalloproteases, or MMPs, which are protein enzymes that are proven to impede the healing of a majority of chronic wounds.

Traditionally, however, these wounds have been managed with simple, sterile gauze and gauze-like dressings to cover and protect the wound without altering the cellular environment. Other modern wound dressings such as hydrocolloids and collagens absorb wound fluids and, like simple gauze, do not impact the cellular environment.

The Company’s strategy has emerged focused upon manipulating the expression of genes which control the endogenous production of MMPs and TIMPs within the local wound environment. Contrary to modalities designed to sequester MMPs and/or act as a competitive substrate for proteinase activity, this technology strategy relies on delivery of metal ions into the wound to regulate gene expression for the production of MMPs and TIMPs; thus, bringing them into balance. The Company’s QBx™ regulates MMP production in the microenvironment of the tissue, rather than just absorbing the MMPs in the exudate, which is no longer impacting the tissue, after it is expelled from the wound.

QBx™ contributes to setting up a suitable environment to allow wounds to close. Other than the products marketed by the Company, there are no products currently available on the market that are as successful in healing chronic, non-healing wounds through the down regulation of proteases. Other modern wound dressings such as hydrocolloids and collagens absorb wound fluids, but these dressings do not impact the cellular environment with simple gauze and gauze-like dressings to cover and protect the wound.

Regenerex’s unique “Wound Closure System” has been shown in many clinical trials to successfully close up to 95% of non-responding chronic wounds within 90 days. The wounds clinically tested had already been subject to other current protocols of chronic wound treatment and failed to heal. Competitive clinical trials indicated there isn’t another treatment system providing this efficacy, quick time to closure, and price competitiveness.

The Company has proprietary products with a number of complete wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns, and surgical wounds. These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S. and global markets. Chronic wounds are generally defined as wounds that have not healed after thirty days of consistent clinical treatment, and include diabetic ulcers, severe burns, pressure ulcers (bedsores), and venous stasis ulcers. The Company’s broadly enabling technology is referred to as QBx™.

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

These metal ions are delivered via a polyethylene glycol based, QBx™ ointment, which also contains citric acid to help normalize wound pH and reduce reactive oxygen species (ROS) activity. The QBx™ ointment is delivered via a tube or an acetylated regenerated cellulose carrier which allows for the passage of wound drainage and is non-fiber shedding. The entire composition is marketed as our primary wound dressing called Accelerex™.

Products:

•

Accelerex Sterile Wound Cream - Our first commercially available medical device, Accelerex, is for the treatment of a wide variety of chronic and acute wounds. Accelerex is a custom-designed sterile wound cream containing QBx™.

•

Accelerex Impregnated Sterile Wound Dressing - For use as a wound dressing to manage pressure ulcers (stages I-IV), stasis ulcers, diabetic skin ulcers, skin irritations, cuts, and abrasions. This product was originally FDA-cleared in 2006. It is a combination device that combines a wound dressing with a drug component. This product provides three modes of action to help treat acute and chronic wounds: Protective dressing, moisturizing ointment and two drug components which normalize the wound bed.

•

Xcellderma OTC - Liquid Bandage Skin Protectant Xcellderma™ products is a sterile wound cream that is effective for treating diabetic foot ulcers, pressure ulcers, skin irritations, cuts, and abrasions.

Due to the staggering costs associated with chronic wounds in the US, the Affordable Healthcare Act (AHA) is beginning to change how the entire wound care system is reimbursed in the US. Now all four markets segments: hospital, nursing homes, home health, and general wound care clinics are all on paid on a “pay for service basis.” These cost pressures in the healthcare system are a major issue in the wound care market, with the US government and payors seeking new approaches that address cost constraints and product performance. Home health is now paid on a “diagnostic code” for the wound in single payments removing the risk from the Payee to the Payer. The Company’s first markets will be those segments that are totally “at risk” for single payments to close the wounds. Post acute care is one of the highest growth channels for chronic wound treatment in the United States. Growth is expected to be concentrated in home-based, mobile and technology-enabled wound care rather than uniformly across all post-acute facilities. Published U.S. market research identifies home healthcare as the fastest growing advanced wound care end-use setting.

Strategic Initiatives

Domestic Market Development

Currently, management is engaged in developing managed care agreements with southeastern states for their Medicaid wound care patents and prison systems to manage their wound care patients. Also, management is engaged in discussions with Puerto Rico related to federally funded wound care programs. Regenerex will provide our entire Wound Closure System which includes the products and protocols which would result in large savings for their customers. These contracts represent potential annual revenue streams exceeding $100 million. We expect to generate revenue from home care service providers that are funded by the U.S. Government, State Medicaid Programs, US Prison Systems, International Health Care Programs, Veteran’s Administration, Home Health Care Providers, and other applicable Medicare reimbursement models.

International Expansion

The Company is also in the process of negotiating with several distributors in various Middle Eastern and Asian countries to provide the Company's products.

Market Need

Chronic wounds represent a significant healthcare challenge characterized by:

•	Failure to progress through normal healing sequences
•	Delayed healing lasting weeks, months, or years
•	Resistance to conventional dressing and therapies
•	Substantial financial and quality-of-life burden on patients
•	Frustration for caregivers and clinicians

Economic Impact

Chronic wounds impose substantial costs on the U.S. healthcare system:

•	Nearly seven million Americans currently live with chronic wounds
•	One in four families has a member with a chronic wound
•	3% of individuals over 65 have open wounds
•	Growing prevalence due to aging population and increasing rates of diabetes and obesity

 Competitive Advantage

•	Regenerex Pharma maintains significant competitive advantages through:
•	Proprietary QBx™ technology with proven clinical efficacy
•	Superior closure rates compared to existing solutions
•	Cost-effective treatment protocols
•	Comprehensive product portfolio addressing multiple wound types
•	Strategic positioning within evolving reimbursement landscape
•	Manufacturing capabilities and regulatory compliance

Executive Leadership

Regenerex Pharma Inc. maintains a comprehensive C-suite leadership structure comprising the Chief Executive Officer, Chief Financial Officer, Chief Business Officer, Clinical Director, Chief Research & Development Officer, Executive Vice President, Vice President of International Operations, and Executive VP Creative Strategy.

Corporate Facilities and Real Estate

The Company operates under a strategic leasing model for its facilities. The primary corporate headquarters is located at 14 Main Street, Gordonsville, TN 38653, This property is secured through a lease agreement, allowing for operational flexibility and capital preservation.

We have an identity office at 5348 Vegas Drive #177, Las Vegas, Nevada 89108.

Manufacturing Operations

Regenerex Pharma, Inc. employs an asset-light manufacturing strategy, utilizing leased production equipment and facilities rather than capital-intensive ownership. The Company currently does not own a manufacturing facility and intends to utilize contract manufacturing arrangements.

Woundcare Labs, LLC has a plant in Memphis Tennessee with clean room manufacturing, laboratories, manufacturing, and packaging equipment. This plant has been FDA approved since 2005 to manufacture the Company’s wound care products.   Woundcare Labs, LLC is 33.3% owned by Mr. Pilant, the Chairman and CEO, and the balance owned by his family.

On June 10, 2023, the Company entered into an agreement with Woundcare Labs, LLC, to lease the plant and to lease equipment. The lease was terminated effective December 31, 2025. (See Note 8, Operating Leases, and 12 Subsequent Events, for further discussion.)

Intellectual Property Portfolio

Patent Protection

Regenerex has secured primary patent rights for its Wound Closure System and Wound Care Platform. The Company maintains two additional patents pending for antimicrobial properties and acceleration of acute and surgical wound healing. (See Note 12, Subsequent Events, for additional patent information.)

Trademark Portfolio

The United States Patent and Trademark Office have approved multiple trademarks for the Company, with additional trademark protections secured in various international jurisdictions.

Digital Assets

The Company has secured strategic domain names including regenerexpharmainc.com and regenerexpharma.com to support its digital presence and brand protection strategy.

Regulatory Compliance Framework

Regenerex Pharma, Inc. operates within a comprehensive regulatory environment overseen by multiple authorities including:

•	Food and Drug Administration (FDA)
•	Federal Trade Commission (FTC)
•	Various federal, state, and local regulatory bodies
•	International regulatory authorities in markets where products are distributed

Compliance Areas

Regulatory oversight encompasses multiple operational aspects including:

•	Product efficacy validation
•	Ingredient and product safety protocols
•	Manufacturing standards and quality control
•	Labeling and packaging requirements
•	Marketing and advertising compliance
•	Product shipment and disposal procedures, and
•	Comprehensive safety management systems

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-KT in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A. RISK FACTORS.

The Company will face competition from existing consumer product companies.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years, following an IPO, or sale of the Company’s securities under a registration statement. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive and as a result, there may be a less active trading market for our shares and our share price may be more volatile.

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

Effective January 10, 2017, the Company changed its name to Eternelle Skincare Products Inc. to better convey the Company’s new business focus of developing and marketing skincare products. The Company has minimal revenues.

Effective February 28, 2018, the Company changed its name back to Peptide Technologies, Inc. to better convey the broader potential of the Company.

On November 15, 2021, the Company entered into an Asset Purchase Agreement the “APA”) with the current CEO and former Secretary and Treasurer, pursuant to which the Company acquired certain intellectual property and related assets in exchange for the issuance of One Hundred Fifty Million (150,000,000) shares of the Company’s common stock.  In addition to the stock consideration, the APA obligated the Company to pay contingent consideration of up to Ten Million Dollars ($10,000,000). Refer to Note 5, Related Party Transactions: Asset Purchase Agreement and Note 6, Intangible Assets and Intellectual Property for further discussion.

Effective November 29, 2021, the Company changed its name to Regenerex Pharma, Inc., to better convey the Company’s new business focus.

On August 17, 2023, the Company entered into an Agreement with a related party, (referred to as “Greenwich”), in which the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) note payable. The intellectual property that was purchased requires further development prior to the product being finalized and produced so it has been expensed as research and development. For more information, refer to Note 5, Related Party Transactions – Promissory note for August 2023 agreement.

On September 23, 2025, the Company entered into a five-year agreement with Optimize Health Partners, LLC, a related party to the Company's former CFO, for development and provision of information technology systems. Under this agreement, the Company will issue 3,000,000 shares in exchange for a perpetual, exclusive, irrevocable, fully paid-up, non-transferable license to use Optimize Health Partners' EMR/Billing system, Omnipresent HIS, with exclusivity limited to wound care applications. For more information, see Note 5 Related Party Transactions, and Note 11 Commitments and Contingencies - Legal Matters.

As of December 31, 2025, the Company is not profitable. The Company must be regarded as a start-up venture with all the unforeseen costs, expenses, problems, risks, and difficulties to which such ventures are subject.

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

The Company currently has four individuals who are serving as its officers. The CEO and the Chief R&D Officer are also directors along with one independent director. The Company will be heavily dependent upon their skills, talents, and abilities, as well as several consultants, to implement the Company’s business plan. The Company may, from time to time, find that the inability of its officers, directors , and consultants to devote their full-time attention to the Company’s business results in a delay in progress toward implementing its business plan.

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

The Company’s officers and directors are collectively the beneficial owners of approximately 70.864% of the outstanding shares of the Company’s common stock. As long as the Company’s officers and directors collectively own a significant percentage of its common stock, other shareholders may generally be unable to affect or change the management or the direction of the Company without the support of its officers and directors. As a result, some investors may be unwilling to purchase the Company’s common stock. If the demand for the Company’s common stock is reduced because its officers and directors have significant influence over the Company, the price of the Company’s common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and approval of significant corporate transactions.

The Company may seek to raise additional funds or develop strategic relationships by issuing capital stock.

The Company expects to finance its operations and developing strategic relationships by issuing equity or convertible debt securities, which could significantly reduce or dilute the percentage ownership of existing stockholders. Furthermore, any newly issued securities could have rights, preferences, and privileges senior to those of existing stock. Moreover, any issuances of equity securities may be at the prevailing market price of the Company’s stock and in any event may have a dilutive impact on investors’ ownership interest, which could cause the market price of stock to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats.  These risks include, among other things:  operational risks, intellectual property theft, fraud, extortion, and violation of data privacy or security laws to mitigate the threat to our business. The Company’s cyber risk management strategy has consisted of a focus on minimizing our attach surface and leveraging industry standard cyber threat prevention, detection, and remediation tools. The Company assesses cyber security risk as follows:

•	We have executed this strategy with a cloud-first approach, awareness training, and deliberate use of well-established vendors for software and hardware solutions.
•	The Company’s IT manager is engaging an independent service with its expertise specifically in cybersecurity and risk mitigation to review our IT as a risk service consultant.

To date, no cybersecurity threats have materially affected our business strategy, operations, or financial condition.

ITEM 2. PROPERTIES.

The Company does not own its own facilities and is presently renting an identity office in Las Vegas, Nevada and corporate office in Gordonsville, TN.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2025, the Company was not involved in any material litigation.

As of June 11, 2026, the Company filed a lawsuit against its former Chief Financial Officer, Kenneth W. Perry, and, as of June 18, 2026, commenced related legal proceedings against Optimize Health Partners, LLC, a Delaware limited liability company conducting business in Tennessee and owned by Mr. Perry, to recover funds and other amounts alleged to be owed to the Company and to address additional matters arising from his conduct during his tenure. The actions seek monetary damages, restitution, disgorgement where applicable, injunctive relief, costs, and other equitable remedies.  The Company is pursuing all available legal and equitable relief, and the allegations remain subject to judicial determination, with no assurance as to the outcome.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for Regenerex Pharma, Inc.’s common stock, par value $0.001 per share. There were no trades of Regenerex Pharma, Inc.’s common stock during the nine months ended December 31, 2025 and the year ended March 31, 2025.

Holders of Record

As of December 31, 2025, the Company had 309 holders of record of its common stock.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the nine months ended December 31, 2025 and year ended March 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

On May 22, 2025, the Company’s Board of Directors adopted the Regenerex Pharma, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which became effective upon Board approval. The purpose of the 2025 Plan is to attract, retain and motivate employees, directors and consultants by providing long-term equity-based compensation that aligns the interest of participants with those of the Company’s stockholders. For further discussion, refer to Note 9 Stockholders’ Deficit - Equity Incentive Plan and Note 12 Subsequent Events – Options.

ITEM 6. SELECTED FINANCIAL DATA.

This Item is not required for smaller reporting companies, and the Company has elected to omit this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

The Company’s business is to develop and market Woundcare Healing products.

New Developments

Regenerex Pharma Inc. has entered a pivotal phase of strategic expansion, with multiple initiatives underway to strengthen our market position and operational capabilities. Our business development team has made significant progress in negotiations with our first State Medicaid program. These contracts represent substantial annual revenue. Simultaneously, we are actively engaging with major private insurance networks to secure preferred provider status, which would expand our patient access.

The Company received certain rights and title to proprietary wound healing technologies platforms and formulas involving the application of wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns, and surgical wounds through the November 2021 Asset Purchase Agreement and the August 2023 agreement with related parties. These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S. Refer to Note 5, Related Party Transactions for more information.

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

The most common chronic wounds are diabetic foot ulcers and pressure ulcers. The increasing number of Americans with diabetes and obesity as well as the aging population will likely cause the number of individuals with chronic wounds to continue to rise. In addition to the immeasurable human benefits of improving treatment outcomes, there would be substantial economic effect. The costs of medical treatment could be expected to decrease, and, as patients are able to return to work sooner, productivity would increase.

The Company has three technologies for different types of wound conditions:

•	The first is for closing chronic wounds,
•	the second is for accelerating closure of acute or surgical wounds, and
•	the third solves the issue on contamination of all types of wounds including the destruction of biofilms.

The current product technology provides the Company with a number of complete wound care protocols to treat all wounds, such as diabetic ulcers, pressure ulcers, burns, and surgical wounds. These unique products strategically position the Company to enter and capture a high proportionate market share in the U.S. and global markets.

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

Due to the staggering costs associated with chronic wounds in the US, the Affordable Healthcare Act (AHA) is changing how the entire wound care system is reimbursed in the US. Now all four markets segments: hospital, nursing homes, home health, and general wound care clinics are all on paid on a “pay for performance basis”. These cost pressures in the healthcare system are a major issue in the wound care market, with the US government and payers seeking new approaches that address cost constraints and product performance. Home health is now paid on a “diagnostic code” for the wound in single payments removing the risk from the Payee to the Payer. The Company’s first markets will be those segments that are totally “at risk” for single payments to close the wounds. Today, the fastest growing segment in the US wound market is Home Health and Nursing Homes due to the aging population.

Currently management is engaged in developing managed care agreements with southeastern states to manage their Medicaid wound care patients. Regenerex would provide our wound care products and protocols which management believes would result in large savings for the state Medicaid population. The Company is also in the process of negotiating with several distributors in various Asian and Middle Eastern countries to provide the Company's products.

On September 22, 2025, the Board of Directors approved changing the Company’s fiscal year end from March 31st to December 31st. Because the current reporting period represents a nine-month transition period while the comparative prior fiscal period represents the year ended March 31, 2025, the periods are not directly comparative.

Results of Operations for the Nine Months Ended December 31, 2025 compared to unaudited Nine Months Ended December 31, 2024 and the Year Ended March 31, 2025.

At present, the Company has no revenue. Net loss increased to $2,543,211 for the nine months ended December 31, 2025 compared to $1,116,656 during the same period in 2024 and $2,527,041 for the year ended March 31, 2025. The increase in net loss during the nine months ended December 31, 2025 compared to the unaudited nine months ended December 31, 2024 was primarily due to an increase in stock-based compensation, research and development, salaries, and consulting fees offset by a lesser decrease in interest expense.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources have been net proceeds from notes payable and proceeds from the sale of common stock and warrants during the nine months ended December 31, 2025. The Company requires significant cash to launch its business and reduce its liabilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. We are actively seeking to raise additional debt and/or equity capital to add new products and/or services to commence material operations. If the Company is unable to raise additional capital in the near future or meet financing requirements, the Company may need to curtail or alter its plan of operation. Our independent registered public accounting firm included an explanatory paragraph in their report regarding substantial doubt about the Company’s ability to continue as a going concern. The Company is currently looking to raise an additional $5,000,000 by the end of September 2026 to provide adequate cash until contracts start. There is no assurance that this capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company

Cash Flow

Operating Activities

Cash used in operating activities was $1,247,464, $340,651, and $1,625,351 for the nine months ended December 31, 2025, unaudited nine months ended December 31, 2024, and year ended March 31, 2025, respectively. The increase in cash used in operating activities during the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024 was primarily due to an increase in employee compensation and administration fees.

Loss from Theft

On March 12, 2025, a sophisticated hacking group was able to hack one of our bank accounts. The original amount taken was $399,680, which is a material loss for the Company. A small amount $15,772 was recovered and on December 3, 2025 our bank paid $90,000 in a settlement Agreement. There was no violation of personal data privacy or security risk to vendors associated with the theft.

The Company is implementing enhanced internal controls and cybersecurity measures in response to the incident.

Investing Activities

Cash used in investing activities was $446, $0 and $1,228 for the nine months ended December 31, 2025, the unaudited nine months ended December 31, 2024, and year ended December 31, 2025, respectively. The increase in the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024 was due to the investment in office furniture and equipment.

Financing Activities

Cash provided from financing activity was $605,934, $340,617, and $2,279,232 for the nine months ended December 31, 2025, unaudited nine months ended December 31, 2024, and year ended March 31, 2025, respectively. The increase in cash provided from financing activity during the nine months ended December 31, 2025 compared to the same period ended December 31, 2024 was primarily due to an increase in proceeds from the sale of common stocks offset by lesser net proceeds from notes payable to related parties The decrease in the nine months ended December 31, 2025 compared to March 31, 2025 was primarily due to a decrease in sale of common stocks and warrants.

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

Estimates are used in the valuation of warrants and shares issued for stock-based compensation as disclosed in Notes 3, Significant Accounts Policies and Note 9, Stockholders’ Deficit. Determining the grant date fair value of the shares of common stock as well as warrants using the Black-Scholes option-pricing model requires managements to make assumptions and judgements. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s market risk rises primarily from exposure to fluctuations in interest rates and exchange rates. The Company presently only transacts business in Canadian Dollars, U.S. Dollars, and Malaysian Ringgits. Management believes that the exchange rate risk surrounding future transactions of the Company will not materially or adversely affect the Company’s future earnings. Management does not believe that the Company is subject to any seasonal trends. The Company does not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REGENEREX PHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Regenerex Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Regenerex Pharma, Inc. (the “Company”) as of December 31, 2025 and March 31, 2025, and the related statements of operations, stockholders’ deficit, and cash flows for the nine months ended December 31, 2025 and the year ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and March 31, 2025, and the results of its operations and its cash flows for the nine months ended December 31, 2025 and the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States.

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

Emphasis of Matter – Related Party Transaction

As discussed in Note 5 to the financial statements, the Company entered into an asset purchase agreement during the year ended March 31, 2024 with Greenwich Resources, Inc., for which the signing party is a shareholder of the Company whose immediate family members are significant shareholders and noteholders of the Company.  This transaction was not initially disclosed as a related party transaction in previous filings.  The Company has modified the disclosure to indicate it was a related party transaction after reviewing additional facts and circumstances.  There is no effect to the financial statements other than clarifying the disclosure. Our opinion is not modified with respect to this matter.

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

Newport Beach, California

August 31, 2026

REGENEREX PHARMA, INC.

 BALANCE SHEETS

	December 31, 2025	March 31, 2025

ASSETS

Current Assets
Cash and equivalents	$11,049	$653,025
Prepaid expenses	11,845	350
Total Current Assets	22,894	653,375
Furniture and computer equipment, net of accumulated depreciation of $3,575 and $3,326, respectively	2,470	5,599
Right of use asset	487,046	604,262
Total Assets	$512,410	$1,263,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$260,628	$197,673
Related party advances	21,336	13,652
Accrued compensation	861,233	842,620
Other accrued liabilities	283,483	88,268
Current portion of notes payable to related parties	3,349,105	3,415,208
Current portion of notes payable	197,401	184,232
Current portion of leases liabilities	196,000	181,894
Total Current Liabilities	5,169,186	4,923,547

Lease liabilities, net of current portion	344,528	495,894
Total Liabilities	5,513,714	5,419,441

Commitments and Contingencies (Note 11)	—	—

Stockholders’ Deficit
Common stock: $0.001 par value; 675,000,000 shares authorized; 282,752,310 and 281,070,910 issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	282,752	281,071
Additional paid-in capital	5,402,046	3,705,615
Accumulated deficit	(10,686,102))	(8,142,891))
Total Stockholders’ Deficit	(5,001,304))	(4,156,205))
Total Liabilities and Stockholders’ Deficit	$512,410	$1,263,236

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

STATEMENT OF OPERATIONS

	For the Nine Months Ended	For the Year Ended
	December 31, 2025	March 31, 2025

Operating Expenses
Sales and marketing	$12,481	$—
General and administrative	2,374,722	1,166,335
Research and development	156,910	662,479
Total Operating Expenses	2,544,113	1,828,814

Operating Loss	(2,544,113)	(1,828,814))

Other Income (Expenses)
Interest expense	(69,384)	(320,047))
Foreign currency gain (loss)	(15,714)	5,728
Recovery (loss) from theft	86,000	(383,908))
Total Other Income (Loss)	902	(698,227))

Net Loss	$(2,543,211)	$(2,527,041))

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01))
Weighted Average Number of Common Shares Outstanding	281,579,917	278,727,759

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Year Ended
	December 31, 2025	March 31, 2025

Cash Flows from Operating Activities:
Net loss	$(2,543,211))	$(2,527,041))
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	3,575	3,054
Foreign currency adjustments	15,714	(5,728))
Stock-based compensation	994,712	132,662
Non-cash interest related to note extension of related party	—	240,000
Amortization of ROU assets, net of liabilities	(20,044))	19,807
Changes in operating assets and liabilities:
Prepaid expenses	(11,495))	2,190
Accounts payable	99,457	187,915
Accrued compensation	18,613	330,773
Other accrued liabilities	195,215	(8,983))
Net cash used in operating activities	(1,247,464))	(1,625,351))

Cash Flows from Investing Activities:
Purchase of furniture and computer equipment	(446))	(1,228))
Net cash used in investing activities	(446))	(1,228))

Cash Flows from Financing Activities:
Related party advances	7,684	9,962
Proceeds from notes payable to related parties	—	284,460
Repayments of notes payable to related parties	(105,150))	(315,190))
Proceeds from warrants exercised	50,000	—
Proceeds from sale of common stock and warrants, net of offering costs	653,400	2,300,000
Net cash provided by financing activities	605,934	2,279,232

Increase (decrease) in cash and equivalents	(641,976))	652,653
Cash and cash equivalents, beginning of year	653,025	372
Cash and cash equivalents, end of year	$11,049	$653,025

Supplemental Cash Flow Information – Cash Paid For:
Income taxes	$—	$—
Interest	$—	$27,568
Non-Cash Investing and Financing Activities:
Accrued interest converted into notes payable to related parties	37,098	107,003
Accrued interest converted into notes payable	$13,169	—
Operating lease, ROU asset and liabilities	$—	$52,203
Promissory Note to related party for note extension	$—	$240,000

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

		Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2024	278,225,910	$278,226	$1,275,798	$(5,615,850))	$(4,061,826))
Shares and warrants sold for cash, net of offering costs	2,550,000	2,550	2,297,450	—	2,300,000
Stock-based compensation	295,000	295	132,367	—	132,662
Net loss	—	—	—	(2,527,041))	(2,527,041))

Balance at March 31, 2025	281,070,910	$281,071	$3,705,615	$(8,142,891))	$(4,156,205))

Balance March 31, 2025	281,070,910	$281,071	$3,705,615	$(8,142,891))	$(4,156,205))
Shares and warrants sold for cash, net of offering costs	1,091,400	1,091	652,309	—	653,400
Stock-based compensation	340,000	340	994,372	—	994,712
Warrants exercised	250,000	250	49,750	—	50,000
Net loss	—	—	—	(2,543,211))	(2,543,211))

Balance at December 31, 2025	282,752,310	$282,752	$5,402,046	$(10,686,102))	$(5,001,304))

The accompanying notes are an integral part of these financial statements.

REGENEREX PHARMA, INC.

NOTE 1 – NATURE OF OPERATIONS

Regenerex Pharma, Inc., formerly Peptide Technologies, Inc. (the “Company” or “Regenerex”), was incorporated in the State of Nevada, United States of America, on November 18, 2005.

On November 15, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) with the current CEO and former Secretary and Treasurer, pursuant to which the Company acquired certain intellectual property and related assets in exchange for the issuance of One Hundred Fifty Million (150,000,000) shares of the Company’s common stock.  In addition to the stock consideration, the APA obligated the Company to pay contingent consideration of up to Ten Million Dollars ($10,000,000). See Note 5 Asset Purchase Agreement and Note 6 Intangible Assets and Intellectual Property for details of this agreement.

On August 17, 2023, the Company entered into an Agreement in which the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) note payable. See Note 5 for details of the agreement, which is considered to be a related party transaction.

Change in Fiscal Year

Effective September 22, 2025, the Board of Directors approved a change in the Company’s fiscal year end from March 31, to December 31. Accordingly, these financial statements include a transition period from April 1, 2025 through December 31, 2025.

Because the current reporting period represents a nine-month transition period while the comparative prior fiscal period represents the year ended March 31, 2025, the periods are not directly comparable.

Certain comparative information for the unaudited nine-month period has been omitted where management believes such information is not necessary to an understanding of the Company’s financial position, results of net operating loss, net loss and net loss per share and cash flows.

Risks and Uncertainties

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding the results of operations, financial position, and cash flows.

The Company has a lack of revenue history and has had a limited history of operations. No revenue has historically been derived from the assets purchased. Regenerex can give no assurance of success or profitability to the Company’s investors.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate the continuation of the Company as a going concern. The Company has incurred losses from operations and continuing negative cash flows from operations through December 31, 2025. The Company has current liabilities in excess of current assets of $5,416,292. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans are to actively seek capital to enable the Company to add new products and/or services to ultimately achieve profitability. Management intends to continue funding operations through additional equity issuances, debt financing, strategic licensing arrangements, and commercialization of its wound care technologies.  While management believes these plans will provide sufficient liquidity, there can be no assurance that such financing will be available on acceptable terms.

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

Reclassification Policy

Certain prior period amounts have been reclassified to conform to the current period presentation as in Notes 9 and 13. These reclassifications were made to improve the consistency and comparability of the Company’s financial statement presentation and has no effect on previously reported net loss, stockholders’ deficit, or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Earnings per Share

Earnings per share is reported in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260 “Earnings per Share” which requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all statements of earnings, for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise or conversion of stock options, restricted stock awards, warrants, and convertible securities. In certain circumstances, the conversion of those options, warrants and convertible securities are excluded from diluted EPS if the effect of such inclusion would be anti-dilutive. Fully diluted EPS is not provided when the effect is anti-dilutive. When the effect of dilution on loss per share is anti-dilutive, diluted loss per share equals the loss per share.

During the nine months ended December 31, 2025 and the year ended March 31, 2025, the Company excluded the outstanding stock warrants and stock options from its calculation of earnings per share, as the warrants and options would be anti-dilutive. As at December 31, 2025 and March 31, 2025, the Company had common share warrants outstanding of 6,953,650 and 5,662,250 and options outstanding of 4,000,000 and 0, respectively.

Website

Expenditures related to the planning and operation of the Company’s website are expensed as incurred. Expenditures related to the website application and infrastructure development are capitalized and amortized over the website’s estimated useful life of three (3) years. Amortization expense for the nine months ended December 31, 2025 and the year ended March 31, 2025 was $0 and $1,328, respectively. It is now fully depreciated.

Furniture and Computer Equipment

Furniture and computer equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of three (3) to five (5) years. Depreciation expense for the nine-month period ended December 31, 2025 and the year ended March 31, 2025 was $3,575 and $1,726, respectively. Significant betterments are capitalized while purchases under $500 are expensed as incurred.

Internal Use Software

The Company capitalizes costs to purchase and develop internal-use software.  These costs are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use.

Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Costs incurred for maintenance activities relating to the software are expensed as incurred.

When the Company places the software in service, it begins amortizing the capitalized costs over the estimated useful life of the software, generally three to five years.

Right of Use Assets and Lease Liabilities

The Company determines if a contract is, or contains, a lease at inception.  Leases provide the Company with the right to control and underlying asset for a contractual term, subject to certain renewal and other rights, in exchange for a series of stipulated cash flows. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities (current and non-current) represent the Company’s obligation to make lease payments arising from the lease. Operating lease right of use assets and the related liabilities are included in other assets, other current liabilities, and other liabilities, respectively, in the balance sheets.  Lease expense associated with operating leases is recognized, straight-line over the lease term.

Lease payments that vary according to an index or rate are measured using the index or rate at lease inception. As an accounting policy, the Company does not capitalize leases having initial terms of 12 months or fewer.

The Company’s lease agreements do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an incremental borrowing rate.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the carrying amount of any long-lived asset may be impaired, an evaluation of recoverability is performed. There were no impairment losses during the nine months ended December 31, 2025 and the year ended March 31, 2025.

Revenue Recognition

The Company will record revenue under ASC 606, by 1) identifying the contract with the customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the required performance obligations in the contract, and 5) recognizing revenue when or as the companies satisfies a performance obligation.

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

Share-Based Payments

The Company recognizes the cost of share-based payment awards on a straight-line attribution basis over the requisite employee service period and over the non-employee’s period of providing goods or services, Forfeitures are recognized as they occur.

The Company estimates the fair value of options granted using the Black-Scholes valuation model. The expected term of employee stock options was estimated using the simplified method. The Company believes this method is appropriate because the employee option program is new, there have been no historical employee option exercised, and there is insufficient exercise history to develop a statistically reliable expect term. Expected stock price volatility is based on the historical volatility of comparable public companies’ common stock for a period approximating the expected life, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life.

The fair value of restricted stock awards is based on the fair value of the Company’s common stock on the date of the grant.

Research and Development

We incur research and development costs during the process of researching and developing additional technologies purchased and future manufacturing processes. Our research and development costs consist primarily of the purchase of additional intellectual property that we will use in the development of our planned product and software implementation and development. We expense these costs as incurred until the resulting product has been completed, tested, and made ready for commercial use.

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

The Company’s financial instruments include accounts payable and accrued compensation. There are no level 2 or 3 assets or liabilities. The carrying value of these instruments approximate their fair value because of their short-term nature.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) Issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in the Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of the ASC. The Company believes those updates issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a significant impact on the Company. The following are recent accounting pronouncements which may impact the Company.

In December 2023, the FASB issued Improvements to Income Tax Disclosure ASU 2023-09 amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating this ASU 2023-09 to determine its impact on the Company’s income tax disclosures.

In November 2024, the FASB issued Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosure ASU 2024-03 (Subtopic 220-40): Disaggregation of Income Statement Expenses, expanding disclosure requirement related to certain income statement expenses. The amendments require tabular disclosure of certain operating expenses disaggregated into categories, such as purchase of inventory, employee compensation, depreciation and intangible asset amortization. ASU 2024-03 subtopic 220-40 is effective for annual reporting period beginning after December 15, 2026, and interim reporting within those annual reporting periods. The company is currently evaluating the impact that the adoption of this standard will have on its financial statements and related disclosures.

In September 2025, the FASB issued Intangibles-Goodwill and Other-Internal-Use Software ASU 2025-06 (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur:

1.	Management has authorized and committed to funding the software project.
2.	It is probable that the project will be completed and the software will be used to perform the function intended.

ASU 2025-06 is effective for annual reporting period beginning after December 15, 2027, and interim reporting period within those annual reporting periods. The Company is currently evaluating the impact of adopting ASU 2025-06 on its financial statements and related disclosures.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 4 – ACCRUED LIABILITIES

Accrued compensation consists of the following:

	As of December 31, 2025	As of March 31, 2025
Salaries and benefits payable	$768,984	$734,429
Payroll taxes payable	92,249	108,191
Total accrued compensation	$861,233	$842,620

Other accrued liabilities consist of the following:

	As of December 31, 2025	As of March 31, 2025
Accrued other	$15,215	$16,967
Accrued asset purchase agreement liability	202,857	25,007
Advance due to previous management	32,000	32,000
Accrued interest	33,411	14,294
Total accrued liabilities	$283,483	$88,268

NOTE 5 – RELATED PARTY TRANSACTIONS

CEO Advances

The Company’s Chief Executive Office advanced $7,684 and $9,962 to the Company during the nine months ended December 31, 2025 and year ended March 31, 2025, respectively, to pay for operating expenses. The related party advances total $21,336 and $13,652 as of December 31, 2025, and March 31, 2025, respectively. Related party advances are unsecured, non-interest bearing and due on demand.

Asset Purchase Agreement

On November 15, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) with the current CEO and former Secretary and Treasurer, pursuant to which the Company acquired certain intellectual property and related assets in exchange for the issuance of One Hundred Fifty Million (150,000,000) shares of the Company’s common stock.  In addition to the stock consideration, the APA obligated the Company to pay contingent consideration of up to Ten Million Dollars ($10,000,000). See Note 6, Intangible Assets and Intellectual Property for further details.

Payments of $0 and $622,981 were made to the CFO during the nine-month period ended December 31, 2025 and the year ended March 31, 2025, respectively.

During the nine-month period ended December 31, 2025 and the year ended March 31, 2025 $177,850 and $632,500, respectively, was included in general and administration expenses.

Woundcare Labs

On June 10, 2023, the Company entered into an agreement with Woundcare Labs, LLC, a party related to the CEO of the Company, to lease a plant and to lease equipment in Tennessee (See Note 8 Operating Leases and Note 12 Subsequent Events - Cancelation of Leases).

Promissory Note Payable to CEO

During the nine month period ended December 31, 2025 and the year ended March 31, 2025, the Company’s CEO advanced the Company other monies for operating expenses in exchange for promissory notes, in the amount of  $0 and $284,460, respectively. The note was renewed September 30, 2025, in the amount of $214,584 which included outstanding principal plus accrued interest. The note is unsecured and bears interest at ten (10) percent per annum with principal and interest due six months after the date of issue, on March 31, 2026. Thereafter, on March 31, 2026, the note was renewed and the due date extended to September 30, 2026. (See Note 12 Subsequent Events for additional information.)

Partial repayment during the nine months ended December 31, 2025 and the year ended March 31, 2025 was $105,150 and $113,628, respectively. The related interest expense during the nine months ended December 31, 2025 and the year ended March 31, 2025 was $19,040 and $21,946, respectively.

Promissory Notes Payable Related Shareholder

The Company has historically received funding from a shareholder through the issuance of promissory notes. While the shareholder does not own over 5% of the fully diluted shares, combined with other direct family members, the family group owns greater than 5% of the fully diluted shares outstanding. Accordingly, the Company has considered this to be a related party transaction.

During the year ended March 31, 2025, all the previous outstanding notes payable were consolidated into two notes, one in Canadian Dollars and the other in US Dollars. The notes were renewed September 30, 2025 in the amount of $69,225 USD and the approximate total principal amount of $425,296 USD ($583,129 CND) which included the original principal plus accrued interest. The notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due six months after the date of issue on March 31, 2026. On March 31, 2026, the notes were renewed and the due date extended to September 30, 2026. See Note 12 Subsequent Events - Promissory Note Payable to Related Shareholder for more information.

Future total principal only payments are $494,521.

Aggregate interest expenses were $35,787 and $48,260 during the nine months ended December 31, 2025 and the year ended March 31, 2025, respectively.

Promissory note for August 2023 agreement

On August 17, 2023, the Company entered into an Agreement with a to-be formed entity (hereafter referred to as “Greenwich”). The signing party for the transaction was a direct family member of the shareholder above, and therefore the transaction is deemed to be a related party transaction. In the Greenwich agreement, the Company purchased certain intellectual property in exchange for a two million four hundred thousand dollars ($2,400,000) note payable. The intellectual property that was purchased requires further development prior to the product being finalized and produced. It was expensed as research and development at the time of the transactions. The note payable was due within twelve (12) months of the date of the agreement and is included in current liabilities. If the Company has not generated a minimum of ten million dollars ($10,000,000) in sales within twelve (12) months of the agreement date, or a minimum of ten million dollars ($10,000,000) in investment, the seller can extend the payment for a further period of twelve (12) months for a 10% payment of the outstanding balance. The extension was taken, and the new note was due August 16, 2025. A further extension was taken and the renewed note was due November 26, 2025. The agreement was amended and Greenwich agreed to forego all accrued interest on the agreement, if paid by January 26, 2026. On March 11, 2026, Greenwich agreed to extend the payment of the two million four hundred thousand dollars ($2,400,000) until July 31, 2026 with a 10% interest payment. On April 30, 2026, Greenwich agreed to forgo all accrued interest on the agreement and further agrees that there will be no interest accrued going forward. On April 13, 2026, it is agreed by the parties that the payment of $2,400,000 will be due once Regenerex completes, to its satisfaction, final clinical studies on the formulas.

Interest expense during the nine months ended December 31, 2025 and the year ended March 31, 2025 was $0 and $240,000 respectively, which is included in current portion of notes payable to related parties on the Balance Sheets.

Optimize Health Partners

On September 23, 2025, the Company entered into a 5-year agreement with Optimize Health Partners, LLC, a related party to the Company's former CFO, for development and provision of information technology systems. Under this agreement, the Company was to issue 3,000,000 shares in exchange for a perpetual, exclusive, irrevocable, fully paid-up, non-transferable license to use Optimize Health Partners' EMR/Billing system, Omnipresent HIS, with exclusivity limited to wound care applications. The share-based compensation consists of two components: (i) 2,000,000 shares vesting over nine months upon achievement of specified implementation performance criteria, and (ii) 1,000,000 shares vesting ratably over the five-year service term. Optimize Health Partners provides all services to the Company at cost plus thirty percent (30%). No shares have been earned as of December 31, 2025. The Company is currently in dispute over this agreement and is actively pursuing resolution to these matters and intends to enforce all rights and remedies available under the applicable agreements and governing law.

The Company believes it is not probable the software will be used to perform the function intended and has been expensed as research and development. (See note 11 Commitments and Contingencies - Legal Matters for further details.)

NOTE 6 – INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

On November 15, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) with the current CEO and former Secretary/Treasurer, pursuant to which the Company acquired certain intellectual property and related assets in exchange for the issuance of One Hundred Fifty Million (150,000,000) shares of the Company’s common stock.  In addition to the stock consideration, the APA obligated the Company to pay contingent consideration of up to Ten Million Dollars ($10,000,000) (the “Contingent Consideration”), payable in an amount equal to fifteen percent (15%) of all gross revenues derived from sales and all investment proceeds received by the Company. Such payments were required to be remitted on or before the fifteenth (15th) day of the calendar month immediately following receipt by the Company of such revenues or funds.

Effective December 29, 2024, the parties entered into an amendment to the APA pursuant to which the contingent payment obligation was increased from fifteen percent (15%) to twenty-five (25%) of all gross revenues derived from sales and all investment proceeds or capital contributions received by the Company.

Thereafter, effective December 1, 2025, the parties further amended the APA to extend the term of the Company’s payment obligations for an additional thirty-six (36) months, such that the Contingent Consideration shall remain payable through November 15, 2029, or until the aggregate sum of Ten Million Dollars ($10,000,000) has been paid in full, whichever occurs first. (Refer to Note 5 Related Party Transactions - Asset Purchase Agreement and Note 11 Commitments and Contingencies - Operating Commitments.)

NOTE 7 – NOTES PAYABLE

The Company’s former Chief Financial Officer (“CFO”) had advanced the Company monies for operating expenses. At the time of the advances, this was considered a related party transaction The advances were due on demand, but no later than June 30, 2023, and began to accrue interest at ten (10) percent per annum on July 1, 2019. During the year ended March 31, 2024, this note was transferred to a relative of the former CFO and was renewed upon maturity on June 30, 2023 in the amount of $184,232. The note was renewed again during the nine months ended December 31, 2025 in the amount of $197,401 which included original principal plus accrued interest. The note is unsecured and bears interest at ten (10) percent per annum with principal and interest due on June 30, 2026. Thereafter, on July 7, 2026, the note was renewed. See Note 12 Subsequent Events - Note Payable for further information.

Interest expense during the nine months ended December 31, 2025 and the year ended March 31, 2025 was $14,557 and $20,897, respectively which is included in other accrued liabilities.  This transaction is no longer considered related party in nature and thus is included in notes payable in the accompanying balance sheet.

NOTE 8 – OPERATING LEASES

On June 10, 2023, the Company entered into a plant facility lease agreement with a related party commencing June 9, 2023 which was to expire on June 30, 2028. Under this agreement, the monthly rental payments were $18,000 throughout the term of the lease excepting the month of June 2023 the rent is $7,920. The Company was also leasing the equipment in the plant facility through 5 annual rent payments of $10,000, which were due on the 15th day of each June from June 2023 to June 2027. See Note 12 Subsequent Events for discussion of the termination of these leases.

A new office lease was entered into on September 28, 2024 and commencing on November 1, 2024. The lease is for 5 years and ends on October 31, 2029. The rental payments are $1,100 per month.

Maturities of lease liabilities for the operating leases as of December 31, 2025, are as follows:

Period ending December 31, 2025	Office lease	Plant Facility lease	Equipment lease	Total

2026	$13,200	$216,000	$10,000	$239,200
2027	13,200	216,000	10,000	239,200
2028	13,200	108,000	—	121,200
2029	11,000	—	—	11,000
Total future lease payments	$50,600	$540,000	$20,000	$610,600
Less imputed interest	(8,363))	(59,986))	(1,723))	(70,072))
Present value of lease liabilities	$42,237	$480,014	$18,277	$540,528

As of December 31, 2025, the weighted average remaining lease term was 2.6 years. Lease liabilities are amortized using the effective interest method using a discount rate of 10%. Depreciation of ROU asset is calculated as the difference between the expected straight-line rent expense over the lease term less the accretion on the lease liability. The Company recognizes a right-of-use asset and a lease liability for this operating lease in its Balance Sheet.

During the nine months ended December 31, 2025 and the year ended March 31, 2025 the operating lease cost was $161,855 and $220,157, respectively and is included in general and administrative expenses in the accompanying financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Shares

The Company has authorized the issuance of 675,000,000 shares of common stock with a par value of $0.001 per share.

During the nine months ended December 31, 2025 and the year ended March 31, 2025, the Company issued 340,000 and 295,000 shares, respectively, to board members, employees, and consultants for services rendered. Total stock-based compensation expense was $295,000 and $77,100 during the nine-month period ended December 31, 2025 and year ended March 31, 2025, respectively, in connection with these issuances based on the fair value of the stock on the respective grant dates.

During the nine months ended December 31, 2025 and the year ended March 31, 2025, the Company issued 711,400 and 2,550,000 shares of common stock with a par value of $0.001 for the price of one ($1) dollar per share for total gross proceeds of $711,400 and $2,550,000, less broker fees of $58,000 and $250,000 for net proceeds of  $653,400 and $2,300,000, respectively.  During the nine-months ended December 31, 2025, 380,000 shares and 711,400 warrants were issued for broker fees and were recorded as offering costs and offset against the proceeds raised.

Warrants issued for each share purchased during the nine months ended December 31, 2025 and year ended March 31, 2025 were 0 and 2,550,000, respectively. The warrants are exercisable at one dollar ($1.00) and expire two years from issuance.

Warrants

During the nine months ended December 31, 2025 and the year ended March 31, 2025, the Company issued 630,000 and 3,067,105 warrants, respectively, to board members, employees and consultants for services rendered with a total grant date fair value of $397,666 and $55,562, respectively. Total stock-based compensation expense of $397,666 and $55,562, respectively, was recorded in connection with these awards during nine months ended December 31, 2025 and the year ended March 31, 2025.

The warrants contain an exercise price ranging from $0.33 to $1.00 per share, warrants are issued as services are provided and vest immediately upon issuance. They expire on dates ranging from July 1, 2029  to December 31, 2031. Warrants issued as broker fees contain an exercise price of $1.00, vest immediately upon issuance. They expire August 13, 2027.

The following table summarizes the warrant activity during the nine months ended December 31, 2025.

Warrant Activity	Warrants	Weighted Avg. Exercise Price
Outstanding April 1, 2025	5,662,250	$0.60
Granted	1,541,400	$0.70
Exercised	(250,000)	$0.20
Expired	—	—
Forfeited	—	—
Outstanding December 31, 2025	6,953,650	$0.62
Vested and Exercisable December 31, 2025	6,953,650	$0.62

As at December 31, 2025, the Company had outstanding warrants by exercise price as summarized in the table below.

Exercise Price	Warrants Outstanding	Weighted Avg Remaining Life	Intrinsic Value
$0.20	1,716,250	0.67	$1,373,000
$0.33	1,946,000	4.47	$1,303,820
$1.00	3,291,400	2.79	—
Total	6,953,650	2.73	$2,676,820

During the nine months ended December 31, 2025, 250,000 warrants were exercised at $0.20 per warrant for cash proceeds of $50,000. No warrants were cancelled or forfeited. The expiry dates for stock purchase warrants issued from April 20, 2023 to September 28, 2023 were extended to June 13, 2026. All remaining warrants continue in accordance with their original terms.

The warrant fair values were estimated using a Black-Scholes model  with terms ranging from four to six years, risk-free interest rate ranging from 3.51% to 4.03%, a dividend yield of 0%, and a volatility ranging from 78% to 80%. The risk-free interest rate assumptions for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the equity awards.

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

The closing stock price of the Company’s common stock is not available as the Company’s stock is not trading. As a result, the Board of Directors and management determined the fair value of the common stock to be $1.00 and $0.50 per share based upon an allocation of the recent cash price paid for common stock and warrants during the nine months ended December 31, 2025 and the year ended March 31, 2025, respectively.

Equity Incentive Plan

On May 22, 2025, the Company’s Board of Directors adopted the Regenerex Pharma, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which became effective upon Board approval.  The purpose of the 2025 Plan is to attract, retain and motivate employees, directors and consultants by providing long-term equity-based compensation that aligns the interest of participants with those of the Company’s stockholders.

The 2025 Plan authorized the issuance of up to 20,000,000 shares of the Company’s common stock pursuant to incentive stock options, non-qualified stock, restricted stock awards, stock appreciation rights, performance share awards, dividend equivalent rights and other stock-based awards.  Shares subject to awards that expire, terminate, are forfeited or otherwise lapse without being exercised generally become available for future issuance under the Plan.  On June 23, 2026, the Board of Directors approved the 20,000,000 shares be decreased to an authorized issuance of 5,000,000 shares of the Company.

The Compensation Committee administers the 2025 Plan, subject to approval by the Board of Directors, and determines the participants, the type and amount of awards granted, vesting provisions, exercise prices and other terms and conditions of each award.  Options granted under the Plan generally have contractual terms not exceeding 10 years.

During the nine months ended December 31, 2025, the Company granted 4,000,000 employee stocks under the 2025 Plan to the former CFO. These options have an exercise price of $1.00 with a contractual term of 10 years, and vest in equal monthly installments over 4 years. At December 31, 2025, 1,000,000 options were vested and exercisable, with the remaining 3,000,000 options expected to vest over the remaining service period.

Compensation expense associated with stock option awards is recognized over the requisite service period based on the grant-date fair value determined by using the Black-Scholes option pricing mode.

Option Activity	Options	Weighted Avg. Exercise Price	Weighted-Avg Remaining Contractual Term (years)
Outstanding April 1, 2025	—	$0.00	—
Granted	4,000,000	$1.00	10.00
Exercised	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Outstanding December 31, 2025	4,000,000	$1.00	9.25
Exercisable December 31, 2025	1,000,000	$1.00	9.25

Future expense recognition over the weighted average period of 2.25 years is as follows:

Fiscal Period	Options Vesting	Expense
Nine months ended December 31, 2025	1,000,000	$302,046
Future periods	3,000,000	$906,140
Total	4,000,000	$1,208,186

The following table presents the range of inputs used in the Black Scholes option pricing model to determine the grant-date fair value of stock options granted:

For the Nine Months Ended December 31, 2025
Grant date fair value per option	0.30
Fair value per common share	0.50
Exercise price	1.00
Expected life of the options (in years)	6.50
Expected volatility	78.00
Annual rate of quarterly dividends	0.00
Risk free rate	3.74

NOTE 10 – INCOME TAXES

Income tax expense differs from the amount that would result from applying the federal income tax rate to earnings before income taxes. Reconciliations of the U.S. federal statutory rate to the actual tax rate are as follows for the nine months ended December 31, 2025 and the year ended March 31, 2025.

	December 31, 2025	March 31, 2025
Federal tax benefit at statutory rate	21.0	21.0
Permanent differences	(8.2)	(1.3)
Temporary differences
Accounts payable and accrued liabilities	(0.2)	(0.1)
Other	(2.3)	1.7
Change in valuation allowance	(10.3)	(21.3)
Total provision	0.0	0.0

The composition of the Company’s deferred tax assets as of December 31, 2025 and March 31, 2025 is as follows:

	Asset (Liability)
	December 31, 2025	March 31, 2025
Other	$657,595	$661,437
Net operating loss carryforwards	1,224,630	921,217
Valuation allowance	(1,882,225))	(1,582,654))
Net deferred tax asset	$—	$—

The valuation allowance increased by $299,571 and $537,054 during the nine months ended December 31, 2025 and the year ended March 31, 2025, respectively.

The Company had a net operating loss carryforward balance of approximately $5,831,571 as of December 31, 2025. The Company’s net operating losses have expiration dates ranging from December 31, 2026 to December 31, 2037. Net operating loss carryforwards generated in 2018 and later have indefinite carryforward periods. The future utilization of the net operating losses may potentially be impacted by IRS Section 382 limitations as a result of the significant change in ownership resulting from the November 15, 2021 Asset Purchase Agreement discussed in Note 6.

The Company’s recognized and unrecognized deferred tax assets related to unused tax losses. A full valuation allowance has been recorded against the potential deferred tax assets associated with all the loss carryforwards as their utilization is not considered “more likely than not” at this time.

The Company has recently filed its US federal income tax returns for the year ended March 31, 2025. The Company’s Federal tax filings are subject to audit since 2023. The Company does not have an ongoing IRS examination.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

As of June 11, 2026, the Company filed a lawsuit against its former Chief Financial Officer, Kenneth W. Perry, and, as of June 18, 2026, commenced related legal proceedings against Optimize Health Partners, LLC, a Delaware limited liability company conducting business in Tennessee and owned by Mr. Perry to recover funds and other amounts alleged to be owed to the Company and to address additional matters arising from his conduct during his tenure. The actions seek monetary damages, restitution, disgorgement where applicable, injunctive relief, costs, and other equitable remedies.  The Company is pursuing all available legal and equitable relief, and the allegations remain subject to judicial determination, with no assurance as to the outcome.

Operating Commitments

See Note 6 for discussion of the $10,000,000 in contingent consideration to be paid in connection with the November 15, 2021 Asset Purchase Agreement. As at December 31, 2025, $869,338 was incurred related to this Contingent Consideration. The maximum outstanding contingent liability as at December 31, 2025 is $9,130,662.

Settlement Agreement

On March 12, 2025, a sophisticated hacking group was able to hack one of our bank accounts. The original amount taken was $399,680, which is a material loss for the Company. A small amount of $15,772 was recovered and on December 3, 2025, our bank paid $90,000 in a settlement Agreement.

NOTE 12 – SUBSEQUENT EVENTS

Cancelation of Leases with Woundcare, LLC.

On January 29, 2026, the Board of Directors mutually agreed with Woundcare, LLC to terminate the lease of the plant and the lease of equipment.  The lease termination is effective December 31, 2025 with no further rental payments or other amount due from the Company to Woundcare, LLC. (Refer to Note 8)

Departure of Certain Officer and Appointment of Interim Chief Financial Officer

Mr. Kenneth Perry, Chief Financial Officer, was placed on administrative suspension with pay effective March 31, 2026. Following the Committee’s review and recommendation, the independent Board of Directors approved the termination of Mr. Perry’s employment for Cause, with notice of such termination delivered on May 2, 2026. See Note 11 for discussion of legal proceedings.

In connection with the foregoing, on April 1, 2026, the Board appointed Don E. Ray to serve as Interim Chief Financial Officer of the Company. Mr. Ray’s appointment is for an initial term of 90 days.

Confirmatory Patent Purchase

In April 2026, the board of directors approved the purchase from the Company’s current CEO of a Confirmatory Patent Assignment (Wound-Care Field Only) to U.S. Patent No. 11,160,745 B2 together with any divisions, continuations, continuations-in-part, reissues, re-examinations, or extensions thereof as well as all foreign patent approval and any patents pending solely in the Wound-Care Field. The Patent was purchased from the Company’s current CEO in exchange for a one-time fee of one hundred thousand dollars ($100,000). None of the obligations of officially assigning the patent or payment have been fulfilled as of yet.

Note Payable to CEO

On March 31, 2026, a promissory note payable to the CEO was reissued in the principal amount of $276,432 which included the original principal, accrued interest, plus additional funds advanced to cover operating expenses in the amount of $51,800. The note is unsecured and bears interest at ten (10) percent per annum with principal and interest due six months after the date of issue on September 30, 2026.

Notes Payable to Related Party Shareholder

On March 24, 2026, a shareholder advanced the Company additional monies for operating expenses in the amount of $40,000. On March 31, 2026, a new promissory note was reissued in the principal amount of $112,560 USD which included the original principal, accrued interest, and additional funds advanced March 24, 2026. The second promissory note was reissued in the principal amount of $440,128 USD ($612,205 CND) which included the original principal plus accrued interest. The notes are unsecured and bear interest at ten (10) percent per annum with principal and interest due six months after the date of issue on September 30, 2026.

Amendments to Agreement with Greenwich

See Note 5 Related Party Transactions for discussion of amendments to the August 2023 Greenwich agreement.

Notes Payable to Shareholders

On April 1 and July 1, 2026, Company entered into notes with a shareholder for $15,000 each. On July 18, 2026, an  additional note was issued for $10,000. The principal amount of the notes together and all accrued interest shall be due and payable in a single payment from the first investment proceeds received by the Company. The notes are unsecured and bear interest at ten (10) percent per annum.

A different shareholder advanced the Company monies for operating expenses in the amount of one hundred thousand dollars ($100,000). A promissory note was issued March 4, 2026 with the principal amount of one hundred thousand dollars ($100,000) plus a fee of ten thousand dollars ($10,000) due in full six months from disbursement on September 9, 2026. The Chief Executive Officer guaranteed the loan and pledged shares he owns in Holista Colltech Ltd., a separate entity from Regenerex Pharma, Inc. Under the terms of the contract, Regenerex agreed to issue to the Lender within ten business days, fifty thousand (50,000) fully paid common shares in Regenerex Pharma, Inc.

Notes Payable to Board Members

On June 3, 2026, a board member advanced the Company monies for operating expenses in the amount of six thousand dollars ($6,000). A promissory note was issued June 12, 2026 with the principal amount of six thousand dollars ($6,000). The principal amount and all accrued interest shall be due and payable in a single payment from the first investment proceeds received by the Company. The note is unsecured and bears interest at ten (10) percent per annum.

On June 4, 2026, a separate board member advanced the Company monies for operating expenses in the amount of three thousand dollars ($3,000). A promissory note was issued June 12, 2026 with the principal amount of three thousand dollars ($3,000). The principal amount together with all accrued interest shall be due and payable in a single payment from the first investment proceeds received by the Company. The note is unsecured and bears interest at ten (10) percent per annum.

Note Payable

On July 1, 2026, the note payable in the amount of $197,401 that was issued to a relative of the former CFO, was renewed in the amount of $222,872 and the due date extended to December 31, 2026. See Note 7 for details.

Options

On June 12, 2026, the Board of Directors approved the granting of 1,000,000 non-qualified stock options under the 2025 Plan to two non-employee directors. The option shall vest in full on the 1-year anniversary of the grant date, subject to the grantee’s continuous service as a member of the Board.  Each option shall be exercisable for 10 (10) years from the grant date, subject to earlier termination in accordance with the 2025 Plan. The exercise price per share shall be $\1.00.

On June 26, 2026, the Board of Directors approved reducing the allocated shares from 20,000,000 to 5,000,000. Refer to Note 9 Stockholders’ Deficit - Equity Incentive Plan for details of the plan.

Shares Issued

From the period January 1 to August 25, 2026, 320,000 shares were issued to consultants for services, 60,000 shares to directors and 25,000 shares to an employee for a total of 405,000 shares.

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

The key measures of segment profit or loss are expenses. Operating expenses are reviewed and monitored by the CODMs to manage and forecast cash. The CODMs also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and internal budgets.

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

Under the supervision of the board of directors and with the participation of management, including the chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting. This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025, as such term is defined in Exchange Act Rule 13a-15(f).

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

Internal controls for Regenerex Pharma, Inc. were initially presented to and adopted by the Board of Directors on January 22, 2020. Updated internal controls were subsequently presented to and approved by the Board February 27, 2025. Enhanced internal controls were further adopted by the Board on January 7, 2026, to strengthen the Company’s governance, financial oversite, and reporting processes.

In connection with the preparation of this Annual Report on Form 10-KT for the fiscal year ended December 31, 2025, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures, as well as its internal control over financial reporting. Based on that evaluation, management concluded that material weaknesses existed in the Company’s internal control over financial reporting as of December 31, 2025.

Specifically, the Company does not currently maintain sufficient full-time in-house personnel with the requisite technical accounting and SEC reporting expertise to identify, evaluate, and address complex accounting matters, including related party transactions, and non-routine transactions on a timely basis. These limitations could adversely affect the Company’s ability to prepare financial statements and SEC reports in accordance with U.S. generally accepted accounting principles (U.S. GAAP”) and applicable SEC reporting requirements.

Management continues to monitor and evaluate the design, implementation and effectiveness of the Company’s disclosure controls and internal control over financial reporting on an ongoing basis. The Company is committed to strengthening its internal control environment through the implementation of additional procedures, the engagement of qualified accounting and financial reporting professionals, and other enhancements as management determines appropriate to remediate identified material weaknesses.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Office Held

Gregory Pilant	69	Director, Chief Executive Officer, Chairman
Dr. Lee Ori	52	Director, Chief R&D Officer, Secretary/Treasurer
J Kenneth Hazen	72	Director
Kenneth W. Perry	64	Former Chief Financial Officer
Don E. Ray	72	Interim Chief Financial Officer
Damon Faulkner	57	Chief Business Officer

Mr. Gregory P. Pilant, Director, Chairman of the Board, Chief Executive Officer

Greg Pilant is the founder, CEO, and Chairman of several private companies. Mr. Pilant is a lifelong entrepreneur and founder and Chairman of Greystone Pharmaceuticals, Inc. Prior to Greystone he was CEO of Medical and Pharma Companies including Stanley Pharmaceuticals, National Labs, and MedStat. Mr. Pilant has set-up manufacturing facilities in United States, China, Europe, and the Middle East, and has had over 30 years of experience in every aspect of Woundcare from FDA and CE compliance reimbursement, manufacturing, and distribution. Mr. Pilant was one the of first fifteen voted into University of Memphis “Business Hall of Fame”.

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

Mr. J. Kenneth Hazen, Director

Ken Hazen graduated with  B.B.A., (University of Memphis) and is President and CEO of CTSI-Global. He acquired the regional freight audit service provider in 1982, and his team has grown it into a logistics technology and solutions provider for enterprises worldwide. Ken is married with 5 children and has years of philanthropic service for local schools, regional Catholic Charities, and St. Jude Children’s Research Hospital.

Mr. Damon Faulkner, Chief Business Officer

Damon Faulkner graduated from the University of Tennessee in 1991 with a degree in Economics. He has been an award-winning sales management professional with a proven record for leading multimillion-dollar campaigns for the sales and marketing of advanced wound care products. Damon has been responsible for cultivating, hiring, training, and motivating top sales performers, developing key opinion leaders, and managing new product introduction campaigns.

Damon Faulkner was a Director for Smith & Nephews Wound Care Division where he oversaw the sales and marketing of their full line of advanced wound care products. In this capacity, he oversaw the launch of Acticoat (nanocrystalline silver delivery system for broad spectrum antimicrobials) and Dermagraft (human fibroblast derived dermal tissue indicated for the treatment of diabetic foot ulcers). In his role as Sales and Marketing director for Genetworx-RCA Laboratories, he was responsible for developing new markets for their line of wound care.

Mr. Kenneth W. Perry, Former Chief Financial Officer

Effective April 1, 2025, Kenneth Perry was appointed as Chief Financial Officer of the Company. He served in that position until March 31, 2026. He was placed on administrative suspension with pay effective March 31, 2026. Following the Committee’s review and recommendation, the independent Board of Directors approved the termination of Mr. Perry’s employment for Cause, with notice of such termination delivered on May 2, 2026.

Mr. Don E. Ray, Interim Chief Financial Officer

Effective April 1, 2026, the Board appointed Don E. Ray to serve as Interim Chief Financial Officer of the Company.

Mr. Ray holds a Bachelor of Business Administration in Accounting from the University of Memphis. He began his career at George B. Jones, a national CPA firm specializing in automotive dealerships, where he advanced from staff accountant to Managing Partner prior to its merger into Dixon Hughes Goodman LLP (now Forvis Mazars) in 2002.

At Dixon Hughes Goodman/Forvis Mazars, Mr. Ray served as Co-Managing Partner of the firm’s automotive retail specialty practice, advising public and private companies on accounting, tax, and advisory matters. From 2013 to 2019, he served as Interim Chief Financial Officer and advisor to Price Simms Family Dealerships, an eight-location automotive group in the San Francisco Bay Area representing multiple luxury and mainstream brands. Earlier in his career, Mr. Ray served as lead auditor for a public company based in Lakeland, Tennessee and has acted as a consultant to several public companies. Most recently, he served as Chief Financial Officer and corporate officer of Diamond Automotive Group, headquartered in Banning, California.

ITEM 11. EXECUTIVE COMPENSATION.

Effective July 1, 2023 the Company began to accrue a base salary to the Chief Executive Officer of $360,000 per annum. Accrued compensation to the Chief Executive Officer is $545,943 and $562,248 respectively, for the nine months ended December 31, 2025 and year ended March 31, 2025. As of January 2025, the CEO is receiving monthly salary.

Compensation of Directors

On June 24, 2023, the Board has agreed that each director be granted 30,000 shares of the Company for prior service and an additional 10,000 shares each quarter thereafter. The grant date fair value of each share ranges from $0.50 to $1.00 as computed in accordance with FASB ASC 718. As of December 31, 2025, grants are currently fair valued at $1.00 per the last Black-Scholes model.

For fiscal year ending March 31, 2025, each director was granted 10,000 warrants each quarter. Each warrant is exercisable at $0.33 per share and expires in 2031. The grant date fair value of each warrant is computed in accordance with FASB ASC718 as follows:

Award Date	Date Fair Value	Warrants Awarded	Warrants Outstanding
June 30, 2024	Each option $0.10	30,000	30,000
September 30, 2024	Each option $0.10	30,000	30,000
December 31, 2024	Each option $0.10	30,000	30,000
March 31, 2025	Each option $0.37	30,000	30,000

Total March 31, 2025		120,000	120,000

For the nine months ended December 31, 2025, each director was granted 10,000 warrants each quarter. Each warrant is exercisable at $0.33 per share and expires in 2031. The grant date fair value of each warrant is computed as follows:

Award Date	Date Fair Value	Warrants Awarded	Warrants Outstanding
June 30, 2025	Each option $0.38	30,000	30,000
September 30, 2025	Each option $0.85	30,000	30,000
December 31, 2025	Each option $0.85	30,000	30,000

Total December 31, 2025		90,000	90,000

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

The Plan authorizes the issuance of up to 20,000,000 shares of common stock through various award types, including incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, performance shares, dividend equivalent payments, and other stock-based awards. Any increases to the share reserve require majority stockholder approval. Shares subject to awards that terminate, expire, or are forfeited become available for reissuance under the Plan.

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

Employment Agreements

The Company has a written employment agreement with Gregory P. Pilant, CEO, Kenneth Perry, CFO (see Note 12 Subsequent events), Don Ray, Interim CFO, and Damon Faulkner, CBO. There are also, several consulting contracts for executives working part-time, until the Company starts generating revenue or raises additional capital.

Audit Committee

At present, the Board of Directors is performing the duties that would normally be performed by an audit committee. The Board of Directors intends to form a separate audit committee and is seeking potential independent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of December 31, 2025, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each of its directors, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s common stock. As of December 31, 2025, there were 282,752,310 shares of common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant, or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of December  31, 2025, by each of the individual directors and executive officers and by all directors and executive officers as a group.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent of Common Stock
Gregory Pilant (Jointly owned)	Director, Chief Executive Officer, Chairman	200,000,000 Common	70.75%
Deborah Pilant (Jointly owned)	5% beneficial owner	200,000,000 Common	70.75%
Gregory Pilant	Director Chief Executive Officer	110,000 Common 60,000 Warrants	0.038%
Deborah Pilant	5% beneficial owner	60,000 Common 60,000 Warrants	0.021%
J. Kenneth Hazen	Director	50,000 Common	0.017%
Kenneth W. Perry	Chief Financial Officer	0 Common 280,000 Warrants	0%
Damon Faulkner	Chief Business Officer	0 Common 90,000 Warrants	0%
Dr. Lee Ori	Director, Chief R & D Officer, Secretary/Treasurer	110,000 Common 60,000 Warrants	0.038%
Total Officers and Directors		200,330,000 Common 550,000 Warrants	70.864%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by dbbmckennon for the audit and reviews of the Company’s financial statements were $91,840 and $74,880 for the nine months ended December 31, 2025 and year ended March 31, 2025, respectively.

Audit-Related Fees. The aggregate fees billed by dbbmckennon for assurance and related services, that are reasonably related to the performance of the audit or review of the Company’s financial statements for the nine months ended December 31, 2025 and year ended March 31, 2025 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees. The aggregate fees billed by dbbmckennon for professional services rendered for tax compliance, tax advice, and tax planning for the nine months ended December 31, 2025 and year ended March 31, 2025 were $0 and $0.

All Other Fees. The aggregate fees billed by dbbmckennon for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the nine months ended December 31, 2025 and year ended March 31, 2025 were $0.

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

REGENEREX PHARMA, INC.
Date:	August 31, 2026	By: Name: Title:	/s/ Gregory Pilant Gregory Pilant Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in their capacities and on the dates indicated.

REGENEREX PHARMA, INC.
Date:	August 31, 2026	By: Name: Title:	/s/ Don Ray Don Ray Interim Chief Financial Officer
Date:	August 31, 2026	By: Name: Title:	/s/ Gregory Pilant Gregory Pilant Director, Chief Executive Officer